Form 10-K
period 2024-12-31
Franklin BSP Real Estate Debt, Inc.
filed 2025-03-31
CIK 2035428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to  ______

Commission file number - 000-56705

FRANKLIN BSP REAL ESTATE DEBT, INC

(Exact name of registrant as specified in its charter)

Maryland	99-3480205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Madison Avenue, Suite 1600
New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 212-588-6770

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class F Common Stock, par value $0.001 per share*

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate net asset value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common stock and no shares are held by non-affiliates.

As of March 31, 2025, there were 40 shares of our common stock, $0.001 par value, outstanding.

*Includes the registrant’s Class F-D common stock and Class F-S common stock which will have the same terms as Class F common stock except with respect to the fees paid to broker-dealers in connection with their sale. As a result, the registrant considers Class F common stock, Class F-D common stock and Class F-S common stock as being part of the same class of common stock for purposes of the Act.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements

Certain information contained in this Annual Report on Form 10-K constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, including those set forth under Item 1A “Risk Factors”, actual events or results or the actual performance of the company may differ materially from those reflected or contemplated in such forward-looking statements. As a result, prospective investors should not rely on such forward-looking statements in making their investment decisions. In addition, certain statements reflect estimates, predictions or opinions of the company, benefit street partners or their affiliates, which cannot be independently verified and may change. There is no guarantee that these estimates, predictions or opinions will be ultimately realized.

You should carefully review the section entitled “Risk Factors” for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, including (but not limited to), as a result of new information and future events.

Risk Factor Summary

The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under Item 1A “Risk Factors.”

•	We have no operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

•	We are dependent on our external manager, Benefit Street Partners L.L.C. (the “Adviser”) and its affiliates and the Adviser manages our portfolio pursuant to very broad investment guidelines.

•	We expect that an affiliate of the Adviser will have the authority to appoint 50% of the members of our Board of Directors (the “Board”).

•	There is no public trading market for our common stock.

•	We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.

•	We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.

•	Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

•	The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

•	Certain provisions of our charter and Maryland law could inhibit a change in control of our Company.

•	We expect to have a significant amount of indebtedness and may need to incur more in the future.

•	We may not be able to earn returns on loans we make in excess of the interest we pay on our borrowings.

•	We expect to rely on the availability of collateralized debt and loan obligation securitization markets to provide long-term financing for our loans and investments.

•	Lenders will typically require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.

•	We may not be able to access debt financing sources on attractive terms, if at all, which could adversely affect our ability to fund and grow our business, or result in dilution to our stockholders.

•	Our commercial real estate debt investments are subject to the risks typically associated with ownership of commercial real estate.

•	Our business may be adversely affected by unfavorable or changing economic, market, and political conditions.

•	We intend to invest a portion of the initial offering proceeds in a seed pool vehicle affiliated with the Adviser.

•	Our success depends on the availability of attractive investment opportunities.

•	Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.

•	Operating and disposing of properties acquired through foreclosure subject us to additional risks that could harm our results of operations.

•	Subordinated commercial real estate debt that we originate or acquire could expose us to greater losses.

•	Insurance may not cover all potential losses on the properties underlying our investments, which may harm the value of our assets.

•	Most of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.

•	Competition with third parties for originating and acquiring investments may reduce our profitability.

•	Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.

•	The Adviser faces conflicts of interest which could adversely affect our investment opportunities.

•	The Adviser and its employees face competing demands relating to their time, and this may cause our operating results to suffer.

•	The fee structure set forth in the advisory agreement we will enter into with the Adviser (the “Advisory Agreement”) may incentivize the Adviser to take actions that could create risks for stockholders.

•	Our Adviser’s liability will be limited under our Advisory Agreement, and we will agree to indemnify our Adviser against certain liabilities.

•	Termination or non-renewal of our Advisory Agreement would be difficult and costly.

•	Five of our six directors are also directors of a publicly-traded mortgage REIT advised by the Adviser that has similar investment objectives and target investments.

•	Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our common stock.

•	Even if we qualify as a REIT, we may be subject to tax liabilities that reduce our cash flow for distribution to our stockholders.

•	Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

•	Modification of the terms of our loans could cause us to fail to qualify as a REIT.

•	Changes in tax laws may adversely affect our taxation as a REIT and taxation of our stockholders.

•	If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA and the Plan Asset Regulations, that may lead to our being subject to certain ERISA and Internal Revenue Code requirements.

•	Public health crises have, and may in the future, adversely impact our business and the business of many of our borrowers.

•	Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.

•	We are subject to risks from natural disasters such as earthquakes and severe weather, including as the result of global climate changes, which may result in damage to the properties securing our loans.

PART I

Item 1.	Business

Franklin BSP Real Estate Debt, Inc. (“we,” “us” and the “Company”) is a newly formed, non-listed, perpetual life, commercial real estate investment company that intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a real estate investment trust (a “REIT”). We were formed as a Maryland corporation on May 22, 2024. As a REIT, we must comply with certain regulatory requirements. See “—Governmental Regulations” and Item 1A. “Risk Factors—Risks Related to Taxation.” We currently expect to begin operations in April 2025, concurrently with the initial closing of our private offering of common stock.

We are externally managed by our advisor, Benefit Street Partners L.L.C. (the “Adviser” or “Benefit Street Partners”), pursuant to an advisory agreement to be dated the date of the first closing of the issuance and sale of our common stock (the “Advisory Agreement”). Our Adviser is a limited liability company that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.

The Company’s investment objectives are to seek to provide high current income while maintaining downside protection. The Company will seek to invest in assets that will enable it to:

•	provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;

•	preserve and protect invested capital, by primarily focusing on high-quality credit investments supported by current cash-flow and/or limited business plan risk in the underlying assets;

•	reduce downside risk by investing in loans with relatively low loan-to-value ratios, meaning we generally invest in less risky loans with low interest rates which are backed by high-quality real assets, with a focus on residential lending and with meaningful borrower equity; and

•	provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with expected lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.

We seek to achieve attractive risk-adjusted returns while preserving capital by primarily originating senior floating-rate mortgage loans, but also by investing in other real estate-related assets, including subordinated mortgage loans, mezzanine loans, and participations in such loans, commercial real estate securities, including commercial mortgage-backed securities, equity or equity-linked securities in real estate operating companies, and net leased properties.

The Company intends to target middle market companies, which the Company generally defines as companies that have loans between $25 million and $100 million, although the Company may invest in larger or smaller companies. The Company will invest across a mix of asset classes, but intends to focus on lending in the multifamily space. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

The Company will seek to focus on a flexible mix of credit and other real estate investments associated with high-quality assets to generate current cash flow. The Company seeks to identify attractive risk-reward investment opportunities with a focus on financing middle market investments. The Company expects to create synergies with the Adviser’s commercial real estate team’s existing debt sourcing capabilities by leveraging its scale and existing relationships to source lending opportunities.

Our Adviser is served by Benefit Street Partners L.L.C.’s commercial real estate origination, investment and portfolio management team. The Adviser is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as “Franklin Templeton”.

Investment Strategy

The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, CRE loans diversified across geography. The Company will focus its investments in the middle market across a diversified mix of asset classes, but maintain a focus on residential lending. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and CLOs.

The Company will seek to focus on a flexible mix of real estate investments, secured by high-quality assets to generate current cash flow. The Company seeks to identify attractive risk-reward investment opportunities by financing middle market investment companies. The Company expects to create synergies with the Adviser’s commercial real estate team’s existing debt sourcing capabilities by leveraging its significant scale and existing relationships to source high quality lending opportunities.

Before the Company has raised substantial proceeds in its private offering of common stock and acquired a diversified portfolio of investments or during periods in which the Adviser determines that economic or market conditions are unfavorable to stockholders and a defensive strategy would benefit the Company, the Company may temporarily deviate from its investment strategy.

To facilitate the prompt deployment of the proceeds raised in the early stages of our private offering in income-producing target assets, we intend to invest a portion of such proceeds into common shares of a seed pool vehicle managed by the Adviser which has been established as a term-life business development company registered under the Investment Company Act of 1940 (the “Investment Company Act”). The seed pool vehicle recently raised over $500 million of offering proceeds and has invested those proceeds, and related borrowings, in a portfolio of commercial real estate debt investments that are substantially consistent with the Company’s target assets.

Competition

We will compete for investments with a number of capital providers, including business development companies (“BDCs”), REITs, other investment funds (including private debt and equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing, including the broadly syndicated loan market and high yield capital market. Many of these capital providers have greater financial and managerial resources than we do. For additional information concerning the competitive risks we expect to face, see Item 1A. “Risk Factors—Risks Related to Our Investments—Competition with third parties for originating and acquiring investments may reduce our profitability.”

Allocation of Investment Opportunities

The Adviser provides investment management services to other REITs, BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that the Adviser may establish.

The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth herein, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

Investment Company Act Considerations

We are not registered, and do not intend to register, as an investment company under the Investment Company Act. We expect to conduct our operations such that we are not required to register under the Investment Company Act for the reasons summarized below.

Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•	under Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•	under Section 3(a)(1)(C), it is engaged, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). The term “investment securities” generally includes all securities except U.S. government securities, securities issued by employees’ securities companies and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act

With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold our self out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we will be a holding company primarily engaged in the non-investment company businesses of our subsidiaries. With respect to Section 3(a)(1)(C), on an unconsolidated basis we expect that more than 60% of our assets, exclusive of cash and U.S. government securities, will consist of ownership interests in wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (and may rely, for example on Section 3(c)(5)(C)) and, thus, we do not expect that more than 40% of our assets, exclusive of cash and U.S. government securities, will be “investment securities,” as that term is used under the Investment Company Act.

If, however, on an unconsolidated basis the value of our investment securities, which may include subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7), exceeds 40% of the value of our total assets, exclusive of cash and U.S. government securities, then, as an alternative to Section 3(a)(1)(C), we may seek to rely on Section 3(c)(6) of the Investment Company Act, which excepts from the definition of investment company any company primarily engaged, directly or through majority-owned subsidiaries, in one or more of the businesses described in paragraphs (3), (4) and (5) of Section 3(c), or in one or more such businesses (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding or trading in securities. In this scenario where the value of our investment securities exceeds 40% of the total value of our assets, exclusive of cash and government securities, we believe we will have become “primarily engaged,” directly or through wholly owned and majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate, as described in Section 3(c)(5)(C).

We expect that substantially all of our subsidiaries will be able to rely on Section 3(c)(5)(C) of the Investment Company Act as an exception from the definition of an investment company. Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” and is not in the business of issuing redeemable and certain other securities, as described in Section 3(c)(5)(C). This exception generally requires that, for purposes of Section 3(c)(5)(C), at least 55% of a portfolio must be comprised of “Qualifying Interests” and at least 80% of its portfolio must be comprised of Qualifying Interests and “Real Estate-related Interests” (and no more than 20% comprised of non-qualifying or non-real estate-related assets). These criteria therefore limit what assets these subsidiaries may buy and sell.

Qualifying Interests for the purpose of Section 3(c)(5)(C) include mortgage loans and other assets, such as certain mezzanine loans and B notes and other interests in real estate as interpreted by the SEC staff in various no-action letters. We also may invest in mortgage loan participations that also meet the parameters of Section 3(c)(5)(C) based on no-action letters issued by the SEC staff and other SEC staff interpretations. These restrictions will, however, limit our ability to invest in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities and real estate companies, or in non-real estate-related assets.

We intend to treat first mortgage loans as Qualifying Interests, as long as such loans are “fully secured” by real estate at the time we acquire the loan. Mortgage loans that are junior to a mortgage owned by another lender, or second mortgages, will also be treated as Qualifying Interests if the real property fully secures the second mortgage.

We intend to treat participation interests in whole mortgage loans as Qualifying Interests only if the interest is a participation in a mortgage loan, such as a B note, that meets certain criteria. Consistent with SEC staff guidance, a B note will be treated as a qualifying real estate asset only if: (1) we have a participation interest in a mortgage loan that is fully secured by real property; (2) we have the right to receive our proportionate share of the interest and the principal payments made on the loan by the borrower, and our returns on the loan are based on such payments; (3) we invest only after performing the same type of due diligence and credit underwriting procedures that we would perform if we were underwriting the underlying mortgage loan; (4) we have approval rights in connection with any material decisions pertaining to the administration and servicing of the loan and with respect to any material modification to the loan agreements; and (5) in the event that the loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the mortgage loan, including ultimate control of the foreclosure process, by having the right to: (a) appoint the special servicer to manage the resolution of the loan; (b) advise, direct or approve the actions of the special servicer; (c) terminate the special servicer at any time with or without cause; (d) cure the default so that the mortgage loan is no longer nonperforming; and (e) purchase the senior participation at par plus accrued interest, thereby acquiring the entire mortgage loan.

We intend to treat most types of CMBS, non-qualifying subordinated financing, and any debt or equity securities issued by companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets as Real Estate-related Interests.

Although we intend to monitor our portfolio periodically, including prior to each investment acquisition and disposition, there can be no assurance that we will successfully maintain our assets at the levels necessary to satisfy the Investment Company Act exceptions described above. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

Emerging Growth Company

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common stock is not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Status as a Real Estate Investment Trust

We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2025.

In general, a REIT is a company that:

•	combines the capital of many investors to acquire or provide financing for real estate assets;

•	satisfies the various requirements of the Internal Revenue Code of 1986, as amended (the “Code”), including a requirement to distribute to stockholders at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year; and

•	is generally not subject to U.S. federal corporate income taxes on its net taxable income that it currently distributes to its stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from investments in an entity that is taxed as a corporation for U.S. federal income tax purposes.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. See Item 1A. “Risk Factors—Risks Related to Taxation—Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our common stock.”

Governmental Regulations

Our operations will be subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We do not expect that these laws and regulations will have a material adverse effect on our business.

Human Capital Management

As of the date hereof and as of December 31, 2024, we had no employees. Services necessary for our business will be provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Advisory Agreement, and we will pay fees associated with such services.

Economic Dependency

We are dependent on the Adviser and its affiliates for certain services that are essential to us, including the sale of our shares of common stock, acquisition and disposition decisions, financing and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, we would be required to find alternative service providers.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with the Adviser. See Item 1A. “Risk Factors—Risks Related to Conflicts of Interest.”

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov.

Item 1A.	Risk Factors

Risks Associated With Our Structure

We have no operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We are a newly formed entity and will begin operations upon the initial closing of our private offering, expected to be in April 2025. The Adviser currently manages a number of private funds, accounts, and co-investment vehicles and affiliates of the Adviser have in the past managed other private funds, client accounts and proprietary accounts with similar strategies to that of the Company. There can be no assurance that the results achieved by the Adviser or its affiliates’ past investments will be achieved for the Company. Past performance should not be relied upon as an indication of future results. As a result, an investment in our common stock may entail more risk than an investment in a REIT with a substantial operating history.

We are dependent on the Adviser and its affiliates.

We have no employees and are reliant on the Adviser. Our executive officers are officers of Benefit Street Partners. The Adviser has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the Adviser and its employees. Competition in the financial services, private equity and alternative asset management industries for qualified investment professionals is intense. The Adviser’s ability to effectively manage the Company's investments depends on the ability of the Adviser and its affiliates to attract new employees and to retain and motivate existing employees. However, there can be no assurance that such professionals will continue to be associated with the Adviser throughout the life of the Company. The departure of key personnel of the Adviser could have a material adverse effect on our performance.

The Adviser is not obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of the Adviser are obligated to dedicate any specific portion of their time to our business. All of our officers have significant responsibilities for other vehicles managed by the Adviser. Although these individuals will be able to allocate an adequate amount of their time to the management of our business, they may not always be able to devote significant time to the management of our business. Further, when there are turbulent conditions or distress in the real estate credit markets or more generally the CRE market, the attention of the Adviser’s personnel and our executive officers and the resources of the Adviser will also be required by the other Adviser-managed vehicles. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

Finally, there is no guarantee that the Adviser will succeed in implementing our investment objectives or strategy or in identifying investments that are in accordance with our investment philosophy.

We expect that an affiliate of the Adviser will have the authority to appoint 50% of the members of our Board.

The Company is conducting a continuous private offering of its common stock. The Company expects that certain non-U.S. investors in the private offering will invest indirectly in common stock of the Company through a series of entities established for non-U.S. investors to invest in the Company (the “Offshore Access Feeder”). The Offshore Access Feeder will be controlled by the Adviser. The Company expects that in connection with the Offshore Access Feeder’s investment in the Company’s common stock, the Offshore Access Feeder will be issued a share of the Company’s Series A Preferred Stock which will give the Offshore Access Feeder the right to appoint 50% of the Board. Consequently, the Adviser, which indirectly controls the Offshore Access Feeder, will have the ability to appoint 50% of the Board. As of the initial closing our Board will be comprised of the six directors identified in Item 10 “Directors, Executive Officers And Corporate Governance—Our Directors” below. When the Series A Preferred Stock is issued to the Offshore Access Feeder, we expect that the Offshore Access Feeder will designate three of these existing directors pursuant to its appointment right. The Offshore Access Feeder will also have the authority to remove its director designees and to fill vacancies created by the resignation or removal of its director designees.

The Adviser manages our portfolio pursuant to very broad investment guidelines.

The Board approved very broad investment guidelines that delegate to the Adviser the authority to execute and implement our investment strategy on our behalf, so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. The Board will review our investment guidelines and investment portfolio periodically and in limited cases will approve significant investments. In conducting these periodic reviews, the Board will rely primarily on information provided to them by the Adviser.

There is no public trading market for our common stock and your ability to have your common stock repurchased through our share repurchase plan is limited.

There is no current public trading market for our common stock, and we do not expect that such a market will ever develop in the future. Therefore, repurchases of common stock by us will likely be the only way for you to dispose of your common stock. We may choose to repurchase fewer shares of common stock than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases (excluding any early repurchase deduction applicable to the repurchased common stock) is limited, in any calendar quarter, to common stock whose aggregate value is no more than 5% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month).

The Board cannot terminate our share repurchase plan absent a liquidity event that results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. However, the Board may make exceptions to, modify or suspend (including indefinitely) our share repurchase plan if in its reasonable determination it deems such action to be in our best interest. If we do not repurchase the full amount of all common stock requested to be repurchased in any given calendar quarter, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class after we have repurchased all common stock for which repurchase has been requested due to death, disability or divorce and from stockholders who have failed to maintain the minimum account balance of $2,000 of shares. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests place an undue burden (as determined by the Board) on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in CRE debt or other illiquid investments rather than repurchasing our common stock is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. As a result, your ability to have your common stock repurchased by us may be limited and at times you may not be able to liquidate your investment.

Our continuous private offering creates risks related to the deployment of our capital.

In light of the nature of our continuous private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, we may have difficulty identifying, originating and/or purchasing suitable CRE debt and other investments on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of our common stock and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering net proceeds, during our ramp-up period and/or times when there are few attractive investment opportunities. Such cash may be held in an account that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees payable to the Adviser.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a stockholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may materially adversely affect overall returns. In the event we fail to timely invest the net proceeds from sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially adversely affected.

We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.

We may not generate sufficient income to make distributions to our stockholders. We currently expect to pay regular monthly distributions commencing with the first full calendar quarter after the initial closing of the sale of common stock in our private offering. However, any distributions we make will be at the discretion of our Board and there are many factors that can affect the amount and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by our investments and obligations to repay indebtedness as well as many other variables. There is no assurance that we will be able to pay or maintain the current level of distributions or that distributions will increase over time. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our common stock.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during our first few quarters. Therefore, particularly during the first few quarters, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds (including from sales of our common stock to the Adviser or its affiliates) and the sale of or repayments under our investments. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive the management fee (“Management Fee”) or performance fee (“Performance Fee”) provided for in the Advisory Agreement in our common stock (in lieu of cash), how quickly we invest the proceeds from this and any future offering and the performance of our CRE debt portfolio and other assets. Funding distributions from borrowings, offering net proceeds (including from sales of our common stock to the Adviser or its affiliates) and the sale of or repayments under our investments will result in us having less funds available to originate or acquire CRE loans or other assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common stock (or other securities convertible into our common stock) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your common stock. We may be required to continue to fund distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.

We may also defer operating expenses or pay expenses (including Management Fees or Performance Fees payable to the Adviser) with our common stock to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially adversely affect our operations and reduce the future return on your investment. We may repurchase common stock from the Adviser shortly after issuing such common stock as compensation. The payment of expenses in our common stock will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser is under no obligation to receive fees in our common stock and may elect to receive such amounts in cash.

Payments to the Adviser in the form of common stock, which the Adviser may elect to receive in lieu of cash in respect of Management Fees or Performance Fees, will dilute your ownership interest in us.

The Adviser may elect to receive our common stock in lieu of cash in respect of Management Fees or Performance Fees. The amount of common stock issued to the Adviser may be significant, particularly during periods in which the value of our investment portfolio appreciates, resulting in higher Performance Fees. Repurchases of our common stock paid to the Adviser as a Management Fee or Performance Fee are not subject to our share repurchase plan, including the quarterly volume limitation and the early repurchase deduction), and, therefore, any such repurchases may receive priority over other repurchase requests of our common stock subject to our share repurchase plan for any period.

Purchases and repurchases of our common stock will not be made based on the current NAV per share as of the date of the purchase or repurchase.

Generally, our offering price per share of common stock and the price at which we make repurchases of our common stock will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our common stock; however, the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may, in our sole discretion, but are not obligated to, offer and repurchase common stock at a different price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.

Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments in real estate debt and real estate-related securities will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the estimated fair value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between the estimated fair value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our common stock, the price we paid to repurchase our common stock or NAV-based fees we paid to the Adviser and the dealer manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for our common stock in our continuous private offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share may change materially.

Our investments are valued on a monthly basis in accordance with our valuation guidelines. As such, when these new valuations are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, as many of our investments are expected to be in senior floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We do not retroactively adjust the NAV per share of each class.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share of each class of our common stock may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share of each class, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in a subsequent month and in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of stockholders whose common stock is repurchased or new stockholders, depending on whether our published NAV per share for such class is overstated or understated.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our common stock and to calculate certain fees and distributions payable to the Adviser and the Dealer Manager, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our common stock and the amount of the Adviser’s Management Fee. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our common stock were sold or repurchased or on the amount of the Adviser’s Management Fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated set forth in Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity—Calculating Net Asset Value.”

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our articles of amendment and restatement (“our charter”), with certain exceptions, will authorize the Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, no person or entity may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock determined after applying certain rules of attribution. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Certain provisions of our charter and Maryland law could inhibit a change in control of our Company.

Certain provisions of our charter and the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the MGCL, our Board has exempted any business combination involving the Adviser or any affiliate of the Adviser. In addition, our amended and restated bylaws (“our bylaws”) contain a provision exempting from the control share provisions any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit the Board, without stockholder approval and regardless of what is currently provided in the charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. Such takeover defenses may have the effect of inhibiting a third-party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-current NAV per share.

The Board is also permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of preferred shares and set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any new class or series of common stock or preferred shares, all without the need for stockholder approval. Thus, the Board could authorize us to issue preferred shares with terms and conditions that could be senior to the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting and accounting standards, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.

Once we are no longer an emerging growth company, so long as our common stock is not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to take advantage of this transition period.

Risks Related To Our Financing Strategy

We expect to have a significant amount of indebtedness and may need to incur more in the future.

We expect to have substantial indebtedness. In connection with executing our business strategies, we expect to evaluate the possibility of originating, funding, and acquiring additional commercial real estate debt and making other strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences, including:

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions;

•	limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases or sustained high interest rate environments; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.

Moreover, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are unable to obtain additional financing, our credit ratings could be further adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness.

We may not be able to earn returns on loans we make in excess of the interest we pay on our borrowings.

We will try to generate financial returns by making and investing in loans and debt securities that generate returns in excess of our cost of capital. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity, fluctuations in prevailing interest rates and credit spreads. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make new loans or investments and may decrease the value of our existing loans and investments. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that match the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all.

We expect to rely on the availability of collateralized debt and loan obligation securitization markets to provide long-term financing for our loans and investments.

We expect to rely on short-term borrowings, such as repurchase agreements and secured revolving credit facilities, to initially fund our investments. The term of these short-term borrowing facilities is generally shorter than the term of our investments and therefore we typically intend to refinance these short-term borrowings with long-term match-funded financing through issuances of collateralized debt obligations (“CDOs”) and CLOs. There have been times in the past when the CDO and CLO securitization markets have effectively been closed or are only available at a cost of capital that is not practicable. If our current financing strategy became no longer viable, we would have to find alternative forms of long-term financing for our assets. This could subject us to more restrictive recourse borrowings and subject us to capital costs that significantly reduce or eliminate the spread between our cost of capital and the returns on our investments. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off our short-term borrowings or pay significant fees to extend these financing arrangements.

Lenders will typically require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.

Financing agreements that we enter into will often contain covenants that limit our ability to further incur borrowings, restrict distributions or restrict our operations, such as prohibiting us from discontinuing insurance coverage or replacing the Adviser. These limitations decrease our operating flexibility and may impact our ability to achieve our operating objectives, including making distributions.

During periods of rising interest rates, our interest expense increases may outpace any increases in interest we earn on our assets, and the value of our assets may decrease.

Our operating results will depend in large part on the income from our assets, reduced by financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may not compensate for such increase in interest expense. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would generally decrease, and interest rate floors on our floating-rate investments may not align with the interest rate floors on our floating-rate debt to compensate for such a decrease in interest income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.

We may not be able to access debt financing sources on attractive terms, if at all, which could adversely affect our ability to fund and grow our business, or result in dilution to our stockholders.

Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our common stock and preferred stock.

We may need to periodically access the debt capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by our potential lenders not to extend credit. An inability to successfully access the debt capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity.

In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.

Our short-term borrowings may often require us to provide additional collateral when the fair market value of our collateral decreases, and these calls for collateral could significantly impact our liquidity position.

We expect to use short-term borrowing through repurchase agreements, credit facilities and other arrangements that put our assets and financial condition at risk. We may need to use such short-term borrowings for extended periods of time to the extent we are unable to access long-term financing. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, the lender may accelerate the loan and we may be required to liquidate the collateral. In a weakening economic environment, or in an environment of widening credit spreads, we would generally expect the value of the commercial real estate debt or securities that serve as collateral for our short-term borrowings to decline, and in such a scenario, it is likely that the terms of our short-term borrowings would require us to provide additional collateral or to make partial repayment, which amounts could be substantial.

Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral, and these short-term borrowing arrangements may also be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. As a result, we may not be able to leverage our assets as fully as we would like, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Risks Related to Our Investments

Our commercial real estate debt investments are subject to the risks typically associated with ownership of commercial real estate.

Our commercial real estate debt and real estate securities generally will be directly or indirectly secured by a lien on real property. The occurrence of a default on a commercial real estate debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our commercial real estate debt and loans underlying our securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our securities, as applicable. In addition, our borrowers could fraudulently inflate the values of the underlying properties. If the values of the properties drop or are discovered to have been fraudulently inflated, the lower value of the security and reduction in borrower equity associated with such loans will increase our risk. In this manner, reduced real estate values could impact the values of our debt and security investments, making them subject to the risks typically associated with real estate ownership.

Our operating results may be adversely affected by a number of risks generally incident to holding real estate debt, including, without limitation:

•	natural disasters, such as hurricanes, earthquakes and floods, which we expect to increase in strength and frequency due to climate change;

•	acts of war or terrorism, or criminal violence, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and real estate conditions;

•	adverse changes in economic and market conditions related to pandemics and health crises;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties securing our loans are located and the attractiveness of particular properties to prospective tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of property difficult or unattractive;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties;

•	reduced demand for office space, including as a result of changes in work habits, including remote or hybrid work schedules which allow work from remote locations other than the employer’s office premises;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.

The value of each property securing our loans is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.

These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we acquire and originate.

Our business may be adversely affected by unfavorable or changing economic, market, and political conditions.

A return to a recessionary period, elevated inflation, adverse trends in employment levels, political uncertainty, geopolitical instability or conflicts (including the hostilities between Russia and Ukraine), trade or supply chain disruptions, economic or other sanctions, uncertainty regarding a breach of the U.S. debt ceiling or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.

The Company intends to invest a portion of the initial offering proceeds in a seed pool vehicle affiliated with the Adviser.

To facilitate prompt deployment of the proceeds from our private offering in income-producing target assets, we intend to invest a portion of the initial net proceeds from our private offering into common shares of a seed pool vehicle that was formed in July 2024, is managed by the Adviser, and has been making investments in line with the Company’s investment strategy. Since there is no trading market for the seed vehicle’s common shares, the investment will be illiquid. Our rights with respect to this investment will be significantly different than if we directly invested in the assets held by the vehicle. For example, we will not have any rights to dictate decision-making in the event of a borrower default on its underlying loan investments. In addition, we will not have any rights to dictate the vehicle’s investments or distributions.

Your investment return may be reduced as a consequence of the actions we intend to take to avoid registering as an investment company under the Investment Company Act or if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that neither we nor our subsidiaries would be investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid registering as an investment company. See Item 1 “Business—Investment Company Act Considerations.”

We intend to conduct our business primarily through our wholly owned subsidiaries. We believe we will not be an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold our self out as being engaged primarily in the business of investing, reinvesting or trading in securities; rather, we will be primarily engaged in the business of owning and operating our subsidiaries. Similarly, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because more than 60% of our assets (exclusive of cash and U.S. government securities) on an unconsolidated basis, will consist of ownership interests in wholly owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

If however, on an unconsolidated basis, our ownership interests in such wholly owned subsidiaries is less than 60% of our assets (exclusive of cash and U.S. government securities), then we may seek to rely on Section 3(c)(6) of the Investment Company Act or other available exceptions. Section 3(c)(6) excepts from the definition of investment company any company primarily engaged, directly or through majority-owned subsidiaries, in one or more of the businesses described in paragraphs (3), (4) and (5) of Section 3(c), or in one or more such businesses (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding or trading in securities. In this scenario where the value of our investment securities exceeds 40% of the total value of our assets, exclusive of cash and government securities, we believe we will have become “primarily engaged,” directly or through wholly owned and majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate, as described in Section 3(c)(5)(C).

Section 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that, for purposes of Section 3(c)(5)(C), at least 55% of a portfolio must be comprised of “Qualifying Interests” and at least 80% of its portfolio must be comprised of Qualifying Interests and “Real Estate-related Interests” (and no more than 20% comprised of non-qualifying or non-real estate-related assets).

As a consequence of us or our subsidiaries seeking to maintain compliance with Sections 3(c)(6) or Section 3(c)(5)(C) of the Investment Company Act on an ongoing basis, we and our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our or our subsidiaries’ ability to maintain an exclusion from registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio.

For example, these restrictions may limit our ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate. We and our subsidiaries may, however, invest in such securities to a certain extent so long as we maintain compliance with the applicable tests.

In addition, seeking to maintain an exclusion from registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, maintaining an exclusion from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

We assess our subsidiaries’ compliance with Section 3(c)(5)(C) by reference to SEC staff no-action positions and other guidance. No-action positions are based on specific factual situations that may be substantially different from the factual situations our subsidiaries may face, and a number of the no-action positions relevant to our business were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

To the extent that the SEC or its staff provides new specific guidance for the exemptions under Section 3(c)(5)(C) or 3(c)(6) of the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

We will monitor our holdings to ensure ongoing compliance with the applicable tests, but there can be no assurance that we and our subsidiaries will be able to maintain our exemptions from the definition of an investment company. If it were established that we or our subsidiaries were inadvertently operating as an unregistered investment company, there would be a risk of substantial adverse consequences. In such a scenario we would be potentially subject to monetary penalties and injunctive relief in an action brought by the SEC. Additionally, we would potentially be unable to enforce contracts with third parties and third parties could potentially seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company.

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings or corporate leverage, which would have an adverse impact on our investment returns), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our portfolio and investment strategies, which could materially adversely affect our ability to pay distributions to our stockholders, as well as our net asset value per share.

Our success depends on the availability of attractive investment opportunities.

Our loans typically will have a term of about three to five years. As a result, a significant amount of our invested capital will be repaid at loan maturity each year. Our operating results are dependent upon our ability to identify, structure, consummate, leverage, manage and realize attractive returns on new loans and other investments. In general, the availability of attractive investment opportunities and, consequently, our operating results, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot assure you that we will be successful in identifying and consummating attractive investments or that such investments, once made, will perform as anticipated.

Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.

If we originate or acquire commercial real estate debt investments and there are defaults under those debt investments, we may not be able to repossess and sell the properties securing the commercial real estate debt investment quickly. Foreclosure of a loan can be an expensive and lengthy process that could have a negative effect on our return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of the assets under the defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan.

Operating and disposing of properties acquired through foreclosure subject us to additional risks that could harm our results of operations.

We may acquire real estate through foreclosure. If we do, we may be forced to operate such foreclosed properties for a substantial period of time, which can be a distraction for our management team and may require us to pay significant costs associated with such property. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping the property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. We may also be subject to environmental liabilities arising from such properties acquired in the foreclosure process. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Subordinated commercial real estate debt that we originate or acquire could expose us to greater losses.

We expect to acquire and originate subordinated commercial real estate debt, including subordinated mortgage and mezzanine loans and participations in such loans. These types of investments may involve a higher degree of risk than the type of assets that will constitute the majority of our commercial real estate debt investments, namely first mortgage loans secured by real property. In the event a borrower declares bankruptcy, we may not be able to fully realize on the assets of the borrower, or the assets of the borrower may not be sufficient to fully satisfy both the first mortgage loan and our subordinate debt investment. If a borrower defaults on our subordinate debt or on debt senior to ours, or in the event of a borrower bankruptcy, our subordinate debt will be satisfied only after the senior debt is paid in full. Where debt senior to our debt investment exists, the presence of inter-creditor arrangements may limit our ability to amend our debt agreements, assign our debt, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to our borrowers. As a result, we may not recover some or all of our investment. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest.

We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.

Our commercial real estate debt portfolio may include loans made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our commercial real estate loan due to declining real estate values. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our commercial real estate debt if the developer is unable to sell the project or refinance our commercial real estate debt investment.

Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to foreclose on the property or to realize the obligation secured by the property by obtaining a deficiency judgment.

In the event of any default under our commercial real estate debt investments and in the loans underlying our real estate securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our commercial real estate debt and securities is located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the real property security for such obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to foreclose on the property or to realize the obligation secured by the property.

Insurance may not cover all potential losses on the properties underlying our investments, which may harm the value of our assets.

We generally expect to require that the borrowers under our commercial real estate debt investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. Climate change may exacerbate the frequency and severity of these types of events. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds being inadequate to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might impair our security and decrease the value of the property.

We expect to invest in CMBS and CRE CLO bonds, which may include subordinated securities, which entails certain risks.

We expect to invest in a variety of CMBS and commercial real estate collateralized loan obligations (“CRE CLO”) bonds, which may include subordinated securities that are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS and CRE CLO bonds entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or residential mortgage loans. Consequently, CMBS and CRE CLO bonds may be adversely affected by payment defaults, delinquencies and losses on the underlying commercial real estate loans. Furthermore, if the rental and leasing markets deteriorate, it could reduce cash flow from the loan pools underlying our CMBS and CRE CLO bonds investments. The CMBS and CRE CLO bonds market is dependent upon liquidity for refinancing and could be negatively impacted by a slowdown in the new issue CMBS and CRE CLO bonds market. In addition, the value of CMBS and CRE CLO bonds may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole.

Additionally, CMBS and CRE CLO bonds are subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. For example, special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment deteriorates. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS and CRE CLO bonds may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover a portion or all of our investment.

We may not control the special servicing of the mortgage loans underlying the CMBS and CRE CLO bonds in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

Overall control over the special servicing of the underlying mortgage loans of the CMBS and CRE CLO bonds may be held by a directing certificate holder, which is appointed by the holders of the most subordinate class of such CMBS and CRE CLO bonds. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interests.

We expect to invest in CDOs and such investments involve significant risks.

We expect to invest in CDOs, which are multiple class securities secured by pools of assets, such as CMBS, subordinate mortgage and mezzanine loans and REIT debt. In a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying commercial real estate loans. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. When we invest in the equity securities of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there will be little or no income or principal available to the holders of CDO equity securities if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity class of a CDO could decrease substantially. In addition, the equity securities of CDOs are generally illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

Most of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.

Most of our investments will be illiquid. As a result, our ability to sell commercial real estate debt, securities or properties in response to changes in economic and other conditions, could be limited, even at distressed prices. The market prices, if any, for such assets tend to be volatile, and may fluctuate due to a variety of factors that are inherently difficult to predict, including, but not limited to changes in interest rates, prevailing credit spreads, general economic conditions, financial market conditions, domestic or international economic or political events, developments or trends in any particular industry, and the financing condition of the obligors on the Company's assets. The Code also places limits on our ability to sell properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition were in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

Newly originated or acquired loan investments will initially be valued at par in the month that they are closed, which is expected to represent fair value at that time. For each month after the initial month in which a loan investment is closed, the Adviser will value each such loan at fair market value, as agreed upon by the Adviser’s valuation committee and the independent valuation firm. In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) and such REO properties will initially be valued at fair value less closing costs, at the time of acquisition. Thereafter, the REO properties will be valued by the Adviser, as agreed upon by the Adviser’s valuation committee and the independent valuation firm. Our publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. GAAP. Our investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued monthly at fair value, as agreed upon by the Adviser’s valuation committee and the independent valuation firm. We will also report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. Our liquid non-real estate-related assets, including credit rated government debt securities, corporate debt securities, cash and cash equivalents, will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with GAAP.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments in real estate debt and real estate-related securities will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and the independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the estimated fair value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between the estimated fair value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our common stock or valuation-based fees we paid to the Adviser to the extent such valuations prove to not accurately reflect the realizable value of our assets.

Competition with third parties for originating and acquiring investments may reduce our profitability.

We will face significant competition with respect to our origination and acquisition activities, including from other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us, and we may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. This competition may cause us to pay higher prices for investments or originate loans with more generous terms than we would otherwise agree to. If this occurs, our investors may experience a lower return on their investment.

Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.

Before making an investment, we assess the strength and skills of the management of the borrower or the operator of the property and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important with respect to newly organized or private entities because there may be little or no information publicly available about the entity. However, even if we conduct extensive due diligence on a particular investment, there can be no assurance that this diligence will uncover all material issues relating to such investment, that the information provided by the borrower is truthful or accurate, or that factors outside of our control will not later arise. If our due diligence fails to identify material issues, we may have to write-down or write-off assets, restructure our investment or incur impairment or other charges that could result in our reporting losses.

We may be unable to restructure loans in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.

In the current environment, in order to maximize value, we may be more likely to extend and work out a loan, rather than pursue foreclosure. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, we may be unable to restructure a loan in a manner that we believe would maximize value.

We may be subject to risks associated with future advance obligations, such as declining real estate values and operating performance.

Our commercial real estate debt portfolio may include loans that require us to advance future funds. Future funding obligations subject us to significant risks that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow, or sell or refinance the property, in order to repay our commercial real estate loan due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance that such determination would, in fact, be the best course of action.

We may not be successful in our attempts to align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.

Our general financing strategy will include the use of “match-funded” structures. This means that we will seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. We may fail to appropriately employ match-funded structures on favorable terms, or at all, including as a result of the unavailability of CDO and CLO financing options. We may also determine not to pursue a match-funded structure with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded structures, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments, the value and liquidity of those investments could significantly decline, which would adversely affect the value of our investment portfolio.

We may be subject to liability or “equitable subordination” as a result of borrower lawsuits.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of the Company’s and its affiliates’ investments, the Company or its subsidiaries could be subject to claims from creditors of an obligor that the Company’s investments issued by such obligor should be equitably subordinated. The Company may make investments in which it would not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Company’s investment could arise without the direct involvement of the Company or its subsidiaries.

We may experience a decline in the fair value of our assets.

A decline in the fair value of our assets would require us to recognize an unrealized loss against earnings for those assets that are recorded at fair value through earnings, or may trigger an impairment, credit loss or other charge against earnings under applicable U.S. GAAP for those assets that are not recorded at fair value through earnings if we expect that the carrying value of those assets will not be recoverable. Subsequent disposition or sale of such assets could further affect our future losses or gains depending on the actual proceeds received.

Risks Related to Conflicts of Interest

Certain conflicts of interest are discussed below. Our stockholders should be aware that there will be occasions when the Adviser and its affiliates will encounter conflicts of interest in connection with their relationship to us. The below discussion enumerates certain conflicts of interest. There can be no assurance that the Adviser and its affiliates will resolve all conflicts of interest in a manner that is favorable to us and our stockholders.

The Adviser faces conflicts of interest relating to purchasing commercial real estate-related investments, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

We rely on the Adviser and the executive officers and other key real estate professionals at the Adviser to identify suitable investment opportunities for us. The Adviser currently manages other investment programs that share similar investment objectives with the Company and will target similar investments as the Company, including Franklin BSP Realty Trust, Inc. (an NYSE-listed public mortgage REIT) (“FBRT”) and two private funds, and may in the future advise additional competing investment programs. Therefore, some investment opportunities that are suitable for us may also be suitable for other investment vehicles managed by the Adviser or its affiliates, and the executive officers and real estate professionals of the Adviser could direct attractive investment opportunities to such other entities. In addition, we may in the future engage in transactions with our Adviser or affiliates of our Adviser, including co-investment transactions, and these transactions may not be on terms as favorable as transactions with third parties. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions.

The Adviser and its employees face competing demands relating to their time, and this may cause our operating results to suffer.

The Adviser and its employees are engaged in investment and investment management activities unrelated to us. We cannot provide any assurances regarding the amount of time our Adviser and its employees will dedicate to the management of our business. Each of our officers is also an employee of our Adviser, and has significant responsibilities for other investment vehicles currently managed by the Adviser and its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

The fee structure set forth in the Advisory Agreement may incentivize the Adviser to take actions that could create risks for stockholders.

We will pay the Adviser a base Management Fee regardless of our performance and a Performance fee that is based on our performance. Since the base Management Fee is based on total stockholder equity, the Adviser may be incentivized to focus on strategies that increase our equity even when doing so will not optimize the returns for our stockholders. The Performance Fee may create an incentive for our Adviser to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the Performance Fees to which it is entitled. We also pay to the Adviser 75% of Commitment Fees (as defined below) paid by borrowers on loans we originate, which may incentivize the Adviser to negotiate loan terms in order to maximize Commitment Fees.

Our Adviser manages our portfolio pursuant to broad investment guidelines.

Our Adviser is authorized to follow broad investment guidelines that provide it with substantial discretion regarding investment, financing, asset allocation and hedging decisions. The Board will periodically review our investment guidelines and our portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and other investments or our Adviser’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided, or recommendations made, to them by our Adviser or its affiliates. Subject to maintaining our REIT qualification and our exclusion or exemption from regulation under the Investment Company Act, our Adviser has significant latitude within the broad investment guidelines in determining the types of loans and other investments it makes for us, and how such loans and other investments are financed or hedged, which could result in investment returns that are substantially below expectations or losses, which could materially and adversely affect us.

Our Adviser maintains a contractual as opposed to a fiduciary relationship with us. Our Adviser’s liability will be limited under our Advisory Agreement, and we will agree to indemnify our Adviser against certain liabilities.

Pursuant to our Advisory Agreement, our Adviser will assume no responsibility to us other than to render the services called for thereunder in good faith and will not be responsible for any action of the Board in following or declining to follow its advice or recommendations, including as set forth in our investment guidelines. The Adviser maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of our Advisory Agreement, our Adviser and its affiliates will not be liable to us, the Board or our stockholders for acts or omissions performed in accordance with and pursuant to our Advisory Agreement, except by reason of the Adviser’s bad faith, fraud, willful misconduct, gross negligence or reckless disregard of its duties under the Advisory Agreement. We will agree to indemnify the Adviser and its affiliates, including their respective officers, managers, directors, partners and employees from any and all liability, claims, damages or losses arising in the performance of their duties under the Advisory Agreement, and related expenses, including reasonable attorneys’ fees, that are not fully reimbursed by insurance. As a result, we could experience poor performance or losses for which our Adviser would not be liable.

Termination or non-renewal of our Advisory Agreement would be difficult and costly.

The circumstances under which we can terminate our contract with the Adviser for cause are limited and do not include performance. We are not permitted to terminate the Advisory Agreement without cause. We are permitted to elect not to renew the Advisory Agreement under certain conditions but doing so would be difficult and costly. We can elect not to renew the Advisory Agreement upon the affirmative vote of at least two-thirds of our Independent Directors (defined below), based upon a determination that (i) the Adviser’s performance is unsatisfactory and materially detrimental to us or (ii) the compensation payable to the Adviser is not fair (provided that in this instance, our Adviser will be afforded the opportunity to renegotiate the Management Fee and Performance Fee prior to termination). We are required to provide our Adviser with 180 days prior notice of any such nonrenewal. Additionally, upon such a nonrenewal, or if we materially breach the Advisory Agreement and our Adviser terminates our Advisory Agreement, the Advisory Agreement provides that we will pay our Adviser a termination fee equal to three times the sum of the average annual base Management Fee and the average annual Performance Fee paid or payable to the Adviser during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination. These provisions increase the cost to us of terminating or nonrenewing the Advisory Agreement and adversely affect our ability to terminate our Adviser without cause.

Five of our six directors are also directors of a publicly-traded mortgage REIT advised by the Adviser that has similar investment objectives and target investments.

Five of our six directors, including all of our Independent Directors (defined below), are also directors of Franklin BSP Realty Trust, Inc., a publicly-traded mortgage REIT advised by the Adviser that has similar investment objectives and target investments. These directors may face challenges in navigating potential conflicts of interest that may arise between the Company and Franklin BSP Realty Trust, Inc.

Risks Related To Taxation

Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our common stock.

We believe that we will qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2025. We intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure stockholders that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. Even an inadvertent or technical mistake could jeopardize our REIT status.

Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis:

•	Our compliance depends upon the characterization of our assets and income for REIT purposes, as well as the relative values of our assets, some of which are not susceptible to a precise determination and for which we typically do not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs may be particularly difficult to interpret or to apply, including the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If the Internal Revenue Service (“IRS”) challenged our treatment of investments for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

•	We may in the future own direct or indirect interests in a subsidiary that will elect to be taxed as a REIT under the Code (a “Subsidiary REIT”), which would further complicate the application of the REIT requirements for us. A Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us and certain other requirements. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) it would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of relief provisions.

If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, we would be subject to U.S. federal and applicable state and local income tax on our taxable income at regular corporate rates. In addition, we would possibly also be subject to certain taxes that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan, if it meets certain requirements, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans. If such a challenge were sustained, we could fail to qualify as a REIT.

Even if we qualify as a REIT, we may be subject to tax liabilities that reduce our cash flow for distribution to our stockholders.

Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years.

•	If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•	If we sell an asset, other than a foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax. We might be subject to this tax if we were to dispose of or securitize loans in a manner that is treated as a sale of loans for U.S. federal income tax purposes that is subject to the prohibited transaction tax.

•	Any taxable REIT subsidiary (“TRS”) of ours will be subject to U.S. federal corporate income tax on its taxable income, and non-arm’s length transactions between us and any TRS could be subject to a 100% tax.

•	We could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT.

Any of these taxes would decrease cash available for distribution to our stockholders.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We may in the future enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur, and may limit the manner in which we effect future securitizations.

Securitizations in the form of bonds or notes secured principally by mortgage loans generally result in the creation of taxable mortgage pools (“TMPs”) for U.S. federal income tax purposes. The debt securities issued by TMPs are sometimes referred to as “collateralized mortgage obligations” (“CMOs”). We may issue CMOs through TMPs. Unless a TMP is wholly-owned by a REIT, it is subject to taxation as a corporation. However, so long as a REIT owns 100% of the equity interests in a TMP, the TMP will not be taxed as a corporation. Instead, certain categories of the REIT’s stockholders, such as foreign stockholders eligible for treaty or sovereign benefits, stockholders with net operating losses, and generally tax-exempt stockholders that are subject to unrelated business income tax, may be subject to taxation, or to increased taxes, on any portion, known as “excess inclusions,” of their dividend income from a REIT that is attributable to a TMP, but only to the extent that we actually distribute “excess inclusions” to them. We intend not to distribute “excess inclusions,” but to pay the tax on “excess inclusions” ourselves. Notwithstanding our intention to try to avoid distributions to our stockholders of “excess inclusions,” it is possible that some portion of our dividends to our stockholders may be so characterized.

In order to better control, and to attempt to avoid, the distribution of “excess inclusions” to our stockholders, we plan to hold our TMPs in a Subsidiary REIT in which we own, directly or indirectly, all of the common equity interests. Because our TMPs must at all times be owned by a REIT, we (or our Subsidiary REIT, as applicable) will be restricted from selling equity interests in the TMPs, or selling any notes or bonds issued by the TMPs that might be considered to be equity for tax purposes, to other investors if doing so would subject the TMPs to taxation. These restrictions will limit the liquidity of our investment in our TMPs and may prevent us from incurring greater leverage on that investment in order to maximize our returns from it.

The prohibited transactions tax may limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of, modify or securitize loans in a manner that is treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or modifications of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales, modifications or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, there can be no assurance that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to U.S. federal corporate income tax.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to effectively hedge our assets and operations. Under the REIT provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate assets; or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable U.S. Department of Treasury regulations (“Treasury Regulations”). Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to qualify as a REIT.

Our debt and securities investments may be materially affected by changes in the real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying our securities may be modified to avoid taking title to a property. Under the Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the REIT 75% gross income test, but will be qualifying income for purposes of the REIT 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the REIT 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer (“10% Value Test”).

IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and the mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the REIT 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.

Changes in tax laws may adversely affect our taxation as a REIT and taxation of our stockholders.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. Most recently, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws in connection with the passage of the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief and Economic Security Act and the Inflation Reduction Act of 2022. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Further, from time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or taxation of our stockholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Risks Related To Plan Investors

If the fiduciary of an employee benefit plan or plan subject to ERISA or Section 4975 of the Code fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our common stock, the fiduciary could be subject to penalties.

There are special considerations that apply to investing in our common stock on behalf of a “benefit plan investor” within the meaning of ERISA and the Plan Asset Regulations (as defined herein) including a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plan or trust, an IRA and a “Keogh” plan, that are subject to Title I of ERISA and/or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself, to the extent applicable, that:

•	the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the trust, plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the trust, plan or IRA;

•	our stockholders will be able to value the assets of the plan in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a non-exempt prohibited transaction under Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount involved.

If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA and the Plan Asset Regulations, that may lead to our being subject to certain ERISA and Code requirements.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any stockholder that is a “benefit plan investor” (each within the meaning of ERISA and the Plan Asset Regulation). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any stockholder that is a “benefit plan investor” within the meaning of ERISA and the Plan Asset Regulation, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the benefit plan investor any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the benefit plan investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a benefit plan investor who decide to invest in our common stock could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to an IRA that invests in our common stock, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Prospective investors that are subject to ERISA or Section 4975 of the Code (each, a “Plan”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Plan is in no respect a representation by us or any other person associated with the offering of our common stock that such an investment meets all relevant legal requirements with respect to investments by Plans generally or any particular Plan, or that such an investment is appropriate for Plans generally or any particular Plan.

General Risks Related To An Investment In Our Common Stock

Public health crises have, and may in the future, adversely impact our business and the business of many of our borrowers.

Public health crises could have repercussions across domestic and global economies and financial markets. For example, the COVID-19 pandemic resulted in many governmental authorities imposing significant restrictions on businesses and individuals that triggered economic consequences, including high unemployment and high inflation, that resulted in challenging operating conditions for many businesses, particularly in the retail (including restaurants), office and hospitality sectors. These actions directly and indirectly adversely effected the financing markets as well and resulted in mortgage REITs receiving margin calls from lenders.

The extent to which pandemics and similar health crises impact our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the events, treatment developments and government responses to the events. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection as a result of these events would reduce our cash flows, which would impact our ability to pay dividends to our stockholders.

Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of the Adviser and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.

As reliance on technology in our industry has increased, so have the risks posed to the systems of the Adviser and other parties that provide us with services essential to our operations, both internal and outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches.

Although the Adviser and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by the Adviser and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

We are subject to risks from natural disasters such as earthquakes and severe weather, including as the result of global climate changes, which may result in damage to the properties securing our loans.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to the properties securing our loans or in which we invest. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers’ businesses and the value of the properties securing our loans or in which we invest. The extent of our or our borrowers’ casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. While the geographic distribution of our portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers’ locations and in the unknown potential for extreme weather or other events that could occur related to climate change. We may be materially and adversely affected by our exposure to losses arising from natural disasters or severe weather, including those associated with global climate change.

In addition, global climate change concerns could result in additional legislation and regulatory requirements, including those associated with the transition to a low-carbon economy, which could increase expenses or otherwise adversely impact our business, results of operations and financial condition, or the business, results of operations and financial condition of our borrowers.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Management and Board Oversight

Our Board will oversee risk management for the Company including through its approval of the investment policy and other policies of the Company and its oversight of the Adviser. For certain risks, the Board may delegate oversight responsibilities to committees of the Board. The Board has delegated to the Audit Committee responsibilities for monitoring the Company’s risk assessment, risk management and risk mitigation policies and programs, including matters relating to privacy and cybersecurity.

Information Technology and Cybersecurity Risks

We have no employees and will rely on the Adviser to manage our day-to-day operations pursuant to the Advisory Agreement. Therefore, we rely heavily on Franklin Templeton’s information systems and their program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”).

The CISO, who reports directly to the Franklin Templeton Executive Vice President, Chief Risk and Transformation Officer, has 30 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 13 years. The CISO will provide regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.

In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems the Adviser uses to provide services to us pursuant to the Advisory Agreement, Franklin Templeton’s cybersecurity team utilizes a regularly updated cybersecurity incident response plan that was developed based on, and is periodically benchmarked to, applicable third-party cybersecurity standards and frameworks. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the response team is led by the CISO or his delegee. In addition, the Audit Committee approved a Company policy that supplements the Franklin Templeton incident response plan with respect to cybersecurity incidents that have impacted or are expected to impact the Company, including by impacting the Adviser’s ability to provide services to the Company pursuant to the Advisory Agreement. Pursuant to this policy the Adviser and Franklin Templeton are required to notify and brief Company senior management and the Board with respect to certain matters related to applicable cybersecurity incidents. The policy also designates responsibility to specified members of our senior management for Company disclosure determinations related to the incident.

The Audit Committee will oversee the Company’s privacy, information technology and security and cybersecurity risk exposures, including (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation, (ii) the programs and steps implemented by management to monitor and mitigate any exposures, (iii) the Company’s information governance and information security policies and programs, and (iv) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure.

We expect that on a quarterly basis, the CISO or its delegee report to the Audit Committee or the Board on information technology and cybersecurity matters, including a detailed threat assessment relating to information technology risks.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

The Franklin Templeton cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents, and (3) containing, eradicating, recovering from and reporting cybersecurity events. The Company has a policy that supplements the Franklin Templeton cybersecurity incident response plan and addresses reporting and disclosure considerations related to a cybersecurity incident.

Prevention and Preparation

Franklin Templeton undertakes regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and they implement business continuity, contingency and recovery plans to mitigate the impact of an incident. As part of these efforts, Franklin Templeton periodically engages consultants to conduct external reviews of its vulnerabilities, including penetration testing and compromise assessments. Franklin Templeton employs identity and access management including broad adoption of multifactor authentication, geo-location blocking, behavior analytics and controls aligned to a zero trust model.

Franklin Templeton and the Advisor recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of their prevention efforts is employee training on their data privacy and cyber security procedures. For example, new hires receive mandatory privacy and information security training. In addition, current employees of the Adviser must complete mandatory annual cybersecurity and data trainings, which are supplemented by regular phishing and other cyber-related awareness activities and trainings that we conduct throughout the year.

We recognize that third parties that provide information systems used by the Adviser to provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To mitigate third party risk, Franklin Templeton requires third party vendors to comply with our confidentiality, security, and privacy requirements. Third-party IT vendors are also subject to additional diligence such as questionnaires and inquiries.

As discussed above, to support its preparedness Franklin Templeton has an incident response plan that it periodically updates. In addition, Franklin Templeton performs regularly scheduled tabletop exercises and periodic drills at least once a year to test its incident response procedures, identify improvement opportunities and exercise team preparedness. Franklin Templeton also maintains cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by the Franklin Templeton cyber defense team, notifications from employees, borrowers or service providers, and notifications from third party information technology system providers. Franklin Templeton also has a threat intelligence program that performs proactive analyses leveraging internal, government and third party provided intelligence to identify and mitigate risks to the firm. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the Franklin Templeton incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event and assessing the severity of the event.

Containment, Eradication, Recovery, and Reporting

In the event of a cybersecurity incident, the Franklin Templeton incident response team is responsible for deciding on a containment strategy to respond to the cybersecurity incident consistent with the procedures in the incident response plan.

Once a cybersecurity incident is contained the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions or validation of files or data that may have been affected.

Franklin Templeton has relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts.

Following the conclusion of an incident, the Franklin Templeton incident response team will generally reassess the effectiveness of the cybersecurity program and incident response plan, identify potential adjustments as appropriate and report to our senior management and Board on these matters.

Cybersecurity Risks

As of December 31, 2024, we are not aware of any instances of material cybersecurity incidents that impacted the Company since its inception. We and our Adviser routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. See Item 1A “Risk Factors—General Risks Related to an Investment in Our Common Stock—Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.”

Item 2.	Properties

Our principal office is located at One Madison Avenue, Suite 1600, New York, NY 10010. As part of the Advisory Agreement, the Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3.	Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal and regulatory proceedings in the ordinary course of business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities

Holders

As of March 31, 2025, we had 40 shares of common stock outstanding and one holder.

Market Information

Our stock is currently not traded on any public market and we do not intend to list our common stock on an exchange. As of the date of this Annual Report on Form 10-K, management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for our securities.

We are conducting a continuous “best efforts” private offering of shares of our common stock. The offering is being conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. We are currently offering shares of our Class F Common Stock, $0.001 par value per share (the “Class F Common Stock”), Class F-S Common Stock, $0.001 par value per share (the “Class F-S Common Stock”), Class F-D Common Stock, $0.001 par value per share (the “Class F-D Common Stock”), Class G Common Stock, $0.001 par value per share (the “Class G Common Stock”), Class G-S Common Stock, $0.001 par value per share (the “Class G-S Common Stock”), Class G-D Common Stock, $0.001 par value per share (the “Class G-D Common Stock”) and Class E Common Stock, $0.001 par value per share (the “Class E Common Stock”). The terms of our classes of common stock are substantially the same other than differences in upfront selling commissions and placement fees, ongoing distribution fees and the management fee payable to the Advisor. We expect the initial closing for sales of shares of common stock in our offering will settle in April 2025. The initial per share purchase price for shares of our common stock in our offering will be $25.00 per share plus applicable upfront selling commissions and placement fees.

Distribution Policy

We intend to declare distributions to all classes of common stock based on record dates established by the Board and to pay such distributions on a monthly basis. Any distributions we make are at the discretion of the Board, considering factors such as earnings, cash flow, capital needs, stability of the monthly distribution rate and general financial condition and the requirements of Maryland law. Distribution rates and payment frequency may vary from time to time. Stockholders will not be entitled to receive a distribution if shares are repurchased prior to the applicable time of the record date.

The Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the REIT requirements. To qualify as a REIT, we are required to pay distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. To qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable to us under the Code if we qualify to be taxed as a REIT.

Calculating Net Asset Value

As described in more detail below, the Adviser, on behalf of the Company, calculates the Company’s NAV in order to determine the offering price of our common stock in the private offering and for purposes of determining the repurchase price used in our share repurchase plan. The Board, including a majority of the Independent Directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor (the “Independent Valuation Advisor”) in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, the Board, including a majority of the Independent Directors, will review the appropriateness of our valuation procedures. From time to time, the Board, including a majority of our Independent Directors, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The calculation of NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of equity reflected in our financial statements. To calculate NAV for the purpose of establishing a purchase and repurchase price for our common stock, we expect the Adviser will utilize a model that calculates the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of assets may differ from their actual realizable value or future fair value. While we believe these NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under U.S. GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from U.S. GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other U.S. GAAP measure.

Valuation Responsibilities

The Adviser, through its valuation committee, will oversee the calculation of the Company’s NAV. As described in more detail below, on a monthly basis, the Adviser, through its valuation committee, will perform a valuation of the Company. However, on at least a quarterly basis, the Independent Valuation Advisor will value each of the Company's loan and property assets, and the Adviser will use these valuations for such assets in determining NAV for that quarter. The Independent Valuation Advisor will also review and confirm the reasonableness of the Adviser's monthly valuations for assets not valued by the Independent Valuation Advisor for that particular month. The Company will engage the fund administrator to utilize the Adviser’s NAV determination for a particular month to calculate the monthly NAV per share for each class of shares. The Adviser will review the fund administrator’s calculations. The Board will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility.

Independent Valuation Advisor

The Company has engaged SitusAMC Valuation Advisory and Risk Solutions, LLC, a third-party valuation firm, which has been approved by the Board, including a majority of our Independent Directors, to serve as the Independent Valuation Advisor. The compensation paid to the Independent Valuation Advisor will not be based on the estimated values of our assets and liabilities or any confirmation thereof.

The Adviser, with the approval of the Board, including a majority of our Independent Directors, may engage additional independent valuation advisors in the future as our portfolio grows and diversifies. While the Independent Valuation Advisor is responsible for reviewing and confirming the reasonableness of certain of the valuations prepared by the Adviser each month, and for valuing the Company’s loan and property investments on a quarterly basis, it is not responsible for, and does not calculate, our NAV. The Adviser is ultimately responsible for the determination of NAV.

The Independent Valuation Advisor may be replaced at any time, in accordance with agreed-upon notice requirements, by a majority vote of the Board, including a majority of our Independent Directors. We will promptly disclose any changes to the identity or material changes to the role of the Independent Valuation Advisor to stockholders. The Independent Valuation Advisor will discharge its responsibilities in accordance with our valuation guidelines.

We will pay fees to the Independent Valuation Advisor in accordance with the valuation services agreement. We also will agree to indemnify the Independent Valuation Advisor against certain liabilities arising out of the engagement. The compensation paid to the Independent Valuation Advisor will not be based on the estimated values of our assets and liabilities or any confirmation thereof.

The Independent Valuation Advisor and its affiliates have provided and are expected to continue to provide valuation advisory services to the Adviser and its affiliates and have received, and are expected to continue to receive, fees in connection with such services. The Independent Valuation Advisor and its affiliates will from time to time perform other commercial real estate and financial advisory services for the Adviser and its affiliates, or in transactions related to collateral that is a component of the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the Independent Valuation Advisor as certified in the applicable valuation report.

Valuation of Investments

CRE Loans and Other Real Asset Loans

The fair market value of our CRE loan and other real asset loan investments will be determined by the Adviser on a monthly basis, provided that the Independent Valuation Advisor shall value each such asset at least quarterly. Valuations of CRE loan and other real asset loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are generally determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is generally determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.

Valuation of Collateral

For CRE loans and other real asset loan investments, an appraisal will generally be completed by an independent appraisal firm prior to the closing of each origination or acquisition transaction. Appraised values of property collateral are generally based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors. The Adviser may choose to obtain an updated third-party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.

Valuation of Real Estate Owned Properties

In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) property. REO properties will initially be valued at fair value (generally prepared by an independent appraiser) less closing costs, at the time of acquisition. Thereafter, as of the end of each month, the fair market value of REO property will be determined by the Adviser on a monthly basis, provided that the Independent Valuation Advisor shall value each such asset at least quarterly. The Independent Valuation Advisor will review and confirm the reasonableness of the Adviser’s monthly valuations, except for REO properties valued by the Independent Valuation Advisor for that particular month. Additionally, the REO properties may be valued by an independent appraiser periodically, as determined by the Adviser. Property-level valuations reflect changes in property value based on comparable sales, trends in capitalization rates, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors.

Valuation of Other Real Estate-Related Assets

Our investments in real estate-related assets will focus on non-distressed public and private real estate-related debt securities, including, but not limited to, CMBS and CLOs. In general, real estate-related assets are valued by the Adviser according to the procedures specified below upon acquisition or issuance and then monthly. Interim valuations of real estate-related assets that are valued monthly may be performed if the Adviser believes the value of the applicable asset may have changed materially since the most recent valuation. In addition, the Board may retain additional independent valuation firms to assist with the valuation of real estate-related assets.

Publicly Traded Real Estate-Related Assets

Publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. GAAP. Market quotations may be obtained from third-party pricing service providers or broker-dealers. When reliable market quotations are available from multiple sources, the Adviser will use commercially reasonable efforts to use two or more quotations and will typically value the assets based on the average of the quotations obtained. U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. The Adviser may adjust the value of public debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.

Private Real Estate-Related Assets

Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter will be revalued monthly at fair value. Each month, the Independent Valuation Advisor will review and confirm the reasonableness of those valuations. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.

Valuation of Derivative Instruments

In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments. We report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. The pricing service values bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service values currency forward contracts under the market approach through the use of quoted market prices available in an active market.

Valuation of Liquid Non-Real Estate-Related Assets

Liquid non-real estate-related assets include credit rated government debt securities, cash and cash equivalents. Liquid non-real estate-related assets will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with U.S. GAAP.

NAV Per Share Calculation

Our NAV per share is calculated for each of our share classes by our fund administrator, SS&C GIDS, Inc. The Board, including a majority of our Independent Directors, may replace our fund administrator with another party, including the Adviser, if it is deemed appropriate to do so. The Adviser is responsible for reviewing and confirming our NAV per share, and overseeing the process around the calculation of our NAV per share, in each case, as calculated by our fund administrator.

Each class of common stock will have an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees, the Management Fee and the Performance Fee. In accordance with the valuation guidelines, and based on the NAV determined by the Adviser, our fund administrator will calculate our NAV per share for each class as of the last calendar day of each month. Because stockholder servicing fees, the Management Fee and the Performance Fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.

The monthly NAV for each class of shares will be based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities (including accrued Performance Fees and the deduction of any stockholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV may include, without limitation, accruals of our net portfolio income, interest expense, the Management Fee, the Performance Fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV may also include material non-recurring events occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. The operating expenses and organizational and offering expenses which are advanced by the Adviser to be reimbursed by us will not be included in such calculations until reimbursed to the Adviser.

The Adviser has agreed to advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) and may advance certain of our operating expenses on our behalf through the first anniversary of the initial closing of our private offering. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. For purposes of calculating our NAV, the organization and offering expenses and operating expenses paid by the Adviser through the first anniversary of the initial closing of our private offering will not be deducted as an expense until reimbursed by the Company (however such expenses may be amortized in order to mitigate these effects). After the first anniversary of the initial closing of our private offering, we will reimburse the Adviser for any organization and offering expenses and operating expenses that it incurs on behalf of us as and when incurred.

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific Management Fees, Performance Fees and stockholder servicing fees. The declaration of distributions will reduce the NAV for each class of our shares in an amount equal to the accrual of our liability to pay any such distribution to our stockholders of record of each class. NAV per share for each class of shares is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

Relationship between NAV Per Share and Our Transaction Price

Purchases and repurchases of common stock are not made based on the current NAV per share of our common stock at the time of purchase or repurchase. Generally, our transaction price will equal our prior month’s NAV per share. The transaction price will be the price at which we repurchase shares and the price, together with applicable upfront selling commissions and dealer manager fees, at which we offer shares. Although the transaction price will generally be based on our prior month’s NAV per share, such prior month’s NAV per share may be significantly different from the current NAV per share of the applicable class as of the date on which a stockholder’s purchase or repurchase occurs.

In addition, we may offer shares at a price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share (including by updating a previously disclosed offering price) or suspend our offering and/or our share repurchase plan in exceptional cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month due to the aggregate impact of factors such as general significant market events or disruptions or force majeure events. In cases where our transaction price is not based on the prior month’s NAV per share, the offering price and repurchase price will not equal our NAV per share as of any time.

Limits on the Calculation of our Per Share NAV

The overarching principle of our valuation guidelines is to seek to produce reasonable estimated values for each of our investments (and other assets and liabilities), or the price that would be received for that investment in orderly transactions between market participants. Any resulting potential disparity in our NAV per share may be in favor or to the detriment of existing stockholders whose shares are repurchased, or existing stockholders or new purchasers of the shares, as the case may be, depending on the circumstances at the time (for cases in which our transaction price is based on NAV).

Additionally, while the methodologies contained in our valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, a terrorist attack or an act of nature), the ability to calculate NAV may be impaired or delayed, including, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which we may rely in determining the monthly value of our NAV. In these circumstances, a more accurate valuation of the NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in the Adviser’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of our investment, alternative methodologies may be applied, provided that the Adviser must notify the Board at the next scheduled board meeting of any alternative methodologies utilized and their impact on the overall valuation of our investments. Notwithstanding the foregoing, the Board may suspend our continuous private offering and distribution reinvestment plan or our share repurchase plan if it determines that the calculation of NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of our assets.

We include no discounts to our NAV for the illiquid nature of the shares, including the limitations on stockholders’ ability to sell shares under our share repurchase plan and our ability to suspend our share repurchase plan at any time. Our NAV generally does not consider exit costs that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of NAV, NAV per share is not derived from the market pricing information of open-end real estate debt funds listed on stock exchanges.

Our NAV per share does not represent the amount of our assets less our liabilities in accordance with U.S. GAAP.

We do not represent, warrant or guarantee that:

•	a stockholder would be able to realize the NAV per share for the shares a stockholder owns if the stockholder attempts to sell its shares;

•	a stockholder would ultimately realize distributions per share equal to the NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	our common stock would trade at their NAV per share on a national securities exchange;

•	a third party would offer the NAV per share for shares in an arm’s-length transaction to purchase all or substantially all of the shares;

•	the NAV per share would equate to a market price of an open-ended real estate debt fund; and/or

•	NAV would represent the fair value of our assets less liabilities under U.S. GAAP.

Share Repurchase Plan

We have adopted a share repurchase plan whereby our stockholders may request on a quarterly basis that we repurchase all or any portion of their shares. However, the plan is discretionary and we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter. In addition, our ability to fulfill repurchase requests is subject to a number of limitations, including whether we have sufficient cash available to meet such requests. As a result, share repurchases may not be available each calendar quarter.

Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares following the close of business as of the last calendar day of that calendar quarter (each such date, a “Repurchase Date”). There is no minimum holding period for our common shares and stockholders can request that we repurchase their shares at any time. Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder or in the event that a holder’s shares are repurchased because the holder failed to maintain the $2,000 minimum account balance. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan. To have your shares repurchased, your repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern Time) on the second to last business day of the applicable calendar quarter. In the unlikely case that the repurchase price for the applicable calendar quarter is not made available by the tenth business day prior to the last business day of such quarter (or is changed after such date), then no repurchase requests will be accepted for such calendar quarter and stockholders who wish to have their shares repurchased the following calendar quarter must resubmit their repurchase requests. Settlements of share repurchases will be generally made within three business days of the Repurchase Date using the prior month’s transaction price. A stockholder may withdraw its repurchase request by notifying the transfer agent before 4:00 p.m. (Eastern Time) on the last business day of the applicable calendar quarter. Certain broker-dealers require that their clients process repurchases through their broker-dealer, which may impact the time necessary to process such repurchase request, impose more restrictive deadlines than described in our share repurchase plan, impact the timing of a stockholder receiving repurchase proceeds and require different paperwork or process than described in our share repurchase plan. Stockholders should contact their broker-dealer first if they want to request the repurchase of their shares. We expect to begin the share repurchase plan, if at all, in the first full calendar quarter following the initial closing.

The aggregate NAV of total repurchases of common stock (excluding any Early Repurchase Deduction) under our share repurchase plan is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Adviser pursuant to the Advisory Agreement are not subject to these repurchase limitations.

In the event that we determine to repurchase some but not all of the shares for which stockholders submitted repurchase requests during any calendar quarter under our share repurchase plan, shares repurchased at the end of the calendar quarter will be repurchased on a pro rata basis, after we have repurchased all common stock for which repurchase has been requested due to death, disability or divorce or from stockholders who have failed to maintain the minimum account balance of $2,000 of shares. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.

We may reject for any reason, or cancel as permitted or required by law, any stockholder request to repurchase shares of common stock, including requests from market timers or investors that, in our opinion, may be disruptive to our operations, or requests from stockholders who request frequent repurchases. In general, stockholders may request that we repurchase their shares of common stock once every 30 days.

Under our share repurchase plan, the Board may make exceptions to, amend, suspend (including indefinitely) or terminate our share repurchase plan at any time if it deems such action to be in our best interest and the best interests of our stockholders. As a result, share repurchases may not be available each calendar quarter. However, the Board will not terminate our share repurchase plan absent a liquidity event that results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law.

We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of our assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all.

Unregistered Sales of Equity Securities

We were capitalized through the purchase by BSP Fund Holdco (Debt Strategy) LP of 40 shares of common stock for an aggregate purchase price of $1,000 on September 30, 2024. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Item 6.	[Reserved]

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Franklin BSP Real Estate Debt, Inc., the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

We are a Maryland corporation that was formed on May 22, 2024. We intend to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2025. We are externally managed by the Adviser.

We intend to use our proceeds from our private offering of common stock to finance our investment objectives. We seek to achieve attractive risk-adjusted returns while preserving capital by primarily originating senior floating-rate mortgage loans, but also by investing in other real estate-related assets, including subordinated mortgage loans, mezzanine loans, and participations in such loans, commercial real estate securities, including commercial mortgage-backed securities, equity or equity-linked securities in real estate operating companies, and net leased properties.

We intend to target middle market companies, which we generally define as companies that have loans between $25 million and $100 million, although we may invest in larger or smaller companies. We will invest across a mix of asset classes, but intend to focus on lending in the multifamily space. To a lesser extent, we may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and CLOs.

The Company will seek to focus on a flexible mix of credit and other real estate investments associated with high-quality assets to generate current cash flow. The Company seeks to identify attractive risk-reward investment opportunities with a focus on financing middle market investments.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our business, other than those referred to in this Annual Report on Form 10-K.

Basis of Presentation

Our financial statements will be prepared in accordance with U.S. GAAP, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Revenues

We were capitalized through the purchase by the Initial Investor (defined below) of 40 shares of common stock for an aggregate purchase price of $1,000 on September 30, 2024. We also received $25,000 through a loan from an affiliate of the Adviser for certain expenses that will be incurred after the Company commences operations.

As of December 31, 2024, we have not engaged in principal operations nor generated any revenues. Our entire activity since inception to December 31, 2024, was our initial capitalization, the affiliated loan and preparation for our proposed fundraising through our private offering.

As of December 31, 2024, we had neither acquired nor entered into any arrangements to acquire any investments with the net proceeds from our private offering. The number and type of investments that we acquire will depend upon market conditions, the amount of proceeds we raise in our private offering and other circumstances existing at the time we are acquiring such assets.

Expenses

Management Fee

For a discussion of the Management Fee payable to the Adviser, see Item 13 “Certain Relationships And Related Transactions, And Director Independence—Advisory Agreement.”

Performance Fee

For a discussion of the Performance Fee payable to the Adviser, see Item 13 “Certain Relationships And Related Transactions, And Director Independence—Advisory Agreement.”

Organizational and Offering Expenses

For a discussion of the organizational and offering expense reimbursement to the Adviser, see Item 13 “Certain Relationships And Related Transactions, And Director Independence—Advisory Agreement.”

Financial Condition, Liquidity and Capital Resources

As of December 31, 2024, we are in our organizational period and have not yet commenced principal operations or generated any revenues. We expect that principal operations will commence when we issue shares of common stock in the initial closing of our private offering. As of December 31, 2024, the Initial Investor (defined below) has made an initial capital contribution of $1,000 in cash and an affiliate of the Adviser has loaned us $25,000 for certain expenses that will be incurred after the Company commences operations.

We currently expect that the initial closing of our private offering of our Class G common stock will occur in April 2025 and that concurrent with that closing we will commence operations. Following our initial closing, we expect to have subsequent closings of common stock through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in our target assets consistent with our investment objectives. In addition, we expect to obtain debt financing on our assets consistent with our financing strategy, and intend to use the proceeds to make additional investments in our target assets.

Once we commence operations, we expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future, and (iv) any future offerings of our equity or debt securities. We expect that during our first 12 months of operations our primary sources of capital will be net proceeds from monthly closings on our continuous private offering, debt financing and interest payments on our investments. We expect longer term capital sources to include these same sources and repayments of principal on our target investments.

Our primary use of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, CMBS and other commercial real estate-related debt investments, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as described herein), and (v) cash distributions (if any) to the holders of our shares to the extent declared by our Board.

We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with our taxable year ending December 31, 2025. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain, and we must distribute 100% of our taxable income to avoid federal income tax payment obligations. These requirements will restrict our ability to retain cash flow to fund future liquidity needs.

Our Adviser will agree to several support measures that will enhance our liquidity. Our Adviser will agree to advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) and may advance certain of our operating expenses on our behalf through the first anniversary of the initial closing of our private offering. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering.

Critical Accounting Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting estimates are those that require the application of management’s most difficult, subjective or complex judgments on matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Investments in Commercial Loans

The Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy, The Adviser, subject to the oversight of the Board, will have day-to-day responsibility for implementing the portfolio valuation process that will be set forth in our valuation policies.

Our investments in commercial loans are carried at fair value as we elected the fair value option. In determining the fair value of our investment, the commercial loans do not have readily available market quotations. As such, we determine fair value using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. We classify this investment as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used.

As part of our quarterly valuation process the Adviser may be assisted by one or more independent valuation firms engaged by us. The Adviser as valuation designee determines the fair value of each investment, in good faith, based on the input of the independent valuation firm(s) (to the extent applicable).

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:

•	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our Board;

•	The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and

•	The Adviser determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).

In circumstances where the Adviser deems appropriate, the Adviser’s internal valuation team values certain investments. When performing the internal valuations, the Adviser utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations will be approved by an internal valuation committee of the Adviser, with oversight from the Board.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Net Change in Unrealized Appreciation or Depreciation

Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Item 7A.	Quantitative And Qualitative Disclosure About Market Risk

Not required for a small reporting company.

Item 8.	Financial Statements And Supplementary Data

The Consolidated Financial Statements of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual report on Form 10-K was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, such officer has concluded that as of the end of the period covered by this report our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including such officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

(a)

Charter Amendments

On March 17, 2025, the Board approved the filing of the Articles of Amendment and Restatement of the Company (the “Amended Charter”), the articles supplementary designating the Company’s Class F Common Stock (the “Class F Articles Supplementary”), the articles supplementary designating the Company’s Class F-S Common Stock (the “Class F-S Articles Supplementary”), the articles supplementary designating the Company’s Class F-D Common Stock (the “Class F-D Articles Supplementary”), the articles supplementary designating the Company’s Class G Common Stock (the “Class G Articles Supplementary”), the articles supplementary designating the Company’s Class G-S Common Stock (the “Class G-S Articles Supplementary”), the articles supplementary designating the Company’s Class G-D Common Stock (the “Class G-D Articles Supplementary”), and the articles supplementary designating the Company’s Class E Common Stock (the “Class E Articles Supplementary” and, together with the Class F Articles Supplementary, Class F-S Articles Supplementary, Class F-D Articles Supplementary, Class G Articles Supplementary, Class G-S Articles Supplementary, and Class G-D Articles Supplementary, the “Articles Supplementaries”). The Amended Charter was filed with the Maryland State Department of Assessments and Taxation (the “MSDAT”) and will become effective as of 12:01 a.m. (eastern time) on April 1, 2025 and the Articles Supplementaries were filed with the MSDAT, each of which will become effective as of 12:01 a.m. (eastern time) on April 1, 2025.

The Amended Charter amends and restates the Company’s charter to, among other things:

•	increase the authorized shares to 3,200,000,000, consisting of 3,100,000,000 shares of common stock, $0.001 par value per share, 500,000,000 of which common shares are classified as Class I Common Stock (the “Class I Common Stock”), and 100,000,000 shares of preferred stock, $0.001 par value per share;

•	permit the Board to classify or reclassify any unissued shares and increase the authorized number of shares the Company may issue;

•	establish a minimum account balance for stockholders of $2,000 of common stock (or such other amount as determined by the Board) and permit the Company to repurchase all shares held by a stockholder who does not maintain such minimum account balance;

•	include certain restrictions on transfer of Company’s capital stock in order for the Company to comply with rules applicable to REITs under the Code;

•	subject to any rights of preferred stockholders, provide that stockholders may only remove directors for cause and only by an affirmative vote of two-thirds of the votes entitled to be cast on the matter;

•	permit directors, officers and agents of the Company and their affiliates to engage in activities that are similar to the business of the Company and to compete with the Company to the maximum extent permitted by Maryland law and to permit such persons to pursue corporate opportunities, subject to certain conditions;

•	provide for the limitation of liability of stockholders and limitation of liability and indemnification of directors and officers to the maximum extent permitted under Maryland law; and

•	provide that the charter may be amended with the approval of stockholders representing a majority of the votes entitled to be cast on the matter, except (i) for amendments to the sections relating to indemnification and limitation of liability and the removal of directors, which requires a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter and (ii) for amendments permitted under Maryland law without stockholder approval.

The Class F Articles Supplementary classifies and designates 100,000,000 shares of common stock, $0.001 par value per share, of the Company as shares of Class F Common Stock. Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class F Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV.

The Class F-S Articles Supplementary classifies and designates 400,000,000 shares of common stock, $0.001 par value per share, of the Company as shares of Class F-S Common Stock. Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class F-S Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV. In addition, if the Dealer Manager, in conjunction with the transfer agent, determines that total selling commissions and stockholder servicing fees paid with respect to a share of Class F-S Common Stock would exceed any applicable limit set forth in the Dealer Manager Agreement or participating broker-dealer agreement, such share of Class F-S Common Stock shall automatically convert into a number of shares of Class F Common Stock with an equivalent aggregate NAV.

The Class F-D Articles Supplementary classifies and designates 400,000,000 shares of common stock, $0.001 par value per share, of the Company as shares of Class F-D Common Stock. Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class F-D Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV. In addition, if the Dealer Manager, in conjunction with the transfer agent, determines that total selling commissions and stockholder servicing fees paid with respect to a share of Class F-D Common Stock would exceed any applicable limit set forth in the Dealer Manager Agreement or participating broker-dealer agreement, such share of Class F-D Common Stock shall automatically convert into a number of shares of Class F Common Stock with an equivalent aggregate NAV.

The Class G Articles Supplementary classifies and designates 100,000,000 shares of common stock, $0.001 par value per share, of the Company as shares of Class G Common Stock. Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class G Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV. In addition, the Company may convert the Class G Common Stock held by a stockholder into an equal number of shares of Class F Common Stock, provided that no such stockholder would own more than 4.99% of the aggregate Class F Common Stock, Class F-S Common Stock and Class F-D Common stock outstanding following such conversion.

The Class G-S Articles Supplementary classifies and designates 400,000,000 shares of common stock, $0.001 par value per share, of the Company as shares of Class G-S Common Stock. Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class G-S Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV. In addition, the Company may convert the Class G-S Common Stock held by a stockholder into an equal number of shares of Class F-S Common Stock, provided that no such stockholder would own more than 4.99% of the aggregate Class F Common Stock, Class F-S Common Stock and Class F-D Common stock outstanding following such conversion.

The Class G-D Articles Supplementary classifies and designates 400,000,000 shares of common stock, $0.001 par value per share, of the Company as shares of Class G-D Common Stock. Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class G-D Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV. In addition, the Company may convert the Class G-D Common Stock held by a stockholder into an equal number of shares of Class F-D Common Stock, provided that no such stockholder would own more than 4.99% of the aggregate Class F Common Stock, Class F-S Common Stock and Class F-D Common stock outstanding following such conversion.

The Class E Articles Supplementary classifies and designates 200,000,000 shares of common stock, $0.001 par value per share, of the Company as shares of Class E Common Stock. Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class E Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV.

The foregoing descriptions are summaries and are qualified in their entirety by the terms of the Charter Amendment and the Articles Supplementaries, which are attached as Exhibits 3.2 and 3.5 through 3.11 to this Annual Report on Form 10-K and are incorporated herein by reference.

Bylaws Amendment

On March 17, 2025, the Board approved the adoption of the amended and restated bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws became effective on March 17, 2025.

The Amended Bylaws amended and restated the Company’s prior bylaws to, among other things:

•	revise the procedures by which stockholders may request a special meeting;

•	establish the procedures by which stockholders may submit proposals and nominations for directors to be voted on at the annual meeting of stockholders;

•	require that a majority of the directors must each be an “Independent Director” (as defined in the Amended Charter);

•	provide that vacancies on the Board for any cause other than an increase in the number of directors may be filled by a majority of the remaining directors, even if such majority is less than a quorum, and any vacancy created by an increase in the number of directors may be filled by a majority vote of the entire Board;

•	establish the procedures for calling stockholder and director meetings;

•	provide that the exclusive forum for litigation is the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division for (a) any Internal Corporate Claim, as such term is defined in Section 1-101(q) of the Maryland General Corporation Law, other than any action arising under federal securities laws, or (b) any action asserting a claim against the Corporation or any director or officer or other employee or agent of the Corporation that is governed by the internal affairs doctrine; and

•	grant the Board the exclusive power to amend the bylaws.

The foregoing description is a summary and is qualified in its entirety by the terms of the Amended Bylaws, which is attached as Exhibit 3.4 of to this Annual Report on Form 10-K and is incorporated herein by reference.

Dealer Manager Agreement

On January 23, 2025, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Franklin Distributors, LLC (the “Dealer Manager”). See Item 13 “Certain Relationships And Related Transactions, And Director Independence—Dealer Manager Agreement” for a discussion of the Dealer Manager Agreement, which summary is incorporated herein by reference.

The description of the Dealer Manager Agreement is a summary and is qualified in its entirety by the terms of the Dealer Manager Agreement, which is attached as Exhibit 10.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

Director and Executive Officer Changes

In anticipation of the Company’s April 2025 initial closing of its private offering, on March 17, 2025, the sole director of the Company expanded the board to six persons and appointed Richard J. Byrne, Michael Comparato, Jamie Handwerker, Peter J. McDonough, Buford H. Ortale and Elizabeth K. Tuppeny as directors, and the prior sole director, Micah Goodman, resigned from the board. Effective March 17, 2025, the Board appointed Ms. Handwerker, Mr. McDonough, Mr. Ortale, and Ms. Tuppeny to the Board’s Audit Committee and appointed Mr. Byrne as Chair of the Board.

On March 17, 2025, the Board appointed Michael Comparato as the Company’s Chief Executive Officer and President, and Mr. Baglien as Chief Financial Officer, Chief Operating Officer and Treasurer.

See Item 10 “Directors, Executive Officers And Corporate Governance—Our Executive Officers” for biographies of our executive officers.

See Item 10 “Directors, Executive Officers And Corporate Governance—Our Directors” for biographies of our directors.

Currently, our directors are not entitled to compensation. We expect that the Board of Directors will set our independent director compensation policy after the Company has commenced operations. We intend to compensate each of our independent directors with an annual retainer, plus an additional retainer to the chairperson of our audit committee. We intend to pay in quarterly installments a portion of this compensation in cash and the remaining in an annual grant of restricted common stock based on the most recent prior month’s NAV. The restricted shares will generally vest one year from the date of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food).

Our executive officers are all employees of the Adviser and not the Company. Our non-employee executive officers, Michael Comparato and Jerome Baglien, who are employees of the Adviser and not the Company, are compensated by the Adviser. We do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. We do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

There are no family relationships between any of Mr. Byrne, Mr. Comparato, Ms. Handwerker, Mr. McDonough, Mr. Ortale, or Ms. Tuppeny and any director or executive officer of the Company and there have been no transactions between them or any of their immediate family members and the Company or any of its subsidiaries.

There were no arrangements or understandings between any of Mr. Byrne, Mr. Comparato, Ms. Handwerker, Mr. McDonough, Mr. Ortale, or Ms. Tuppeny and any other persons pursuant to which Mr. Byrne, Mr. Comparato, Ms. Handwerker, Mr. McDonough, Mr. Ortale, or Ms. Tuppeny was selected as a director. None of Ms. Handwerker, Mr. McDonough, Mr. Ortale, or Ms. Tuppeny has any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Mr. Byrne is an executive of the Adviser and has served as the President since 2013 and Mr. Comparato is an executive of the Advisor.

Each director and executive officer entered into an indemnification agreement with the Company on March 17, 2025, the form of which is incorporated by reference as Exhibit 10.2 to this Annual Report on Form 10-K. The indemnification agreements with each of our directors and officers provide for indemnification by the Company to the maximum extent permitted by Maryland law.

Equity Incentive Plan

In anticipation of the Company’s initial closing of its private offering, the Board approved the adoption of the Franklin BSP Real Estate Debt, Inc. 2025 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of awards of stock options, stock appreciation rights (“SARs”), restricted stock, stock units, unrestricted stock, deferred share units, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash awards to any employee or, officer, or director of the Company, an affiliate of the Company or the Advisor, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Plan pursuant to its terms. A total of 150,000 shares of common stock have been reserved for issuance under the Plan. The summary is qualified in its entirety by reference to the Plan, filed as Exhibit 10.3 to this Annual Report on Form 10-K and incorporated by reference herein.

Advisory Agreement

The Company expects to enter into the Advisory Agreement with the Adviser on April 1, 2025. The summary in Item 13 “Certain Relationships And Related Transactions, And Director Independence—Advisory Agreement” is incorporated herein by reference.

(b)  During the quarter ended December 31, 2024, none of the Company’s directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

The Board of Directors

The Company operates under the direction of the Board of Directors. Each director on the Board is subject to the statutory duties applicable to directors of a Maryland corporation. Each director will hold office until the next annual meeting of stockholders or his or her earlier death, resignation or removal, and until his or her successor is elected and qualifies. The Board has retained the Adviser to manage our investments, subject to supervision and oversight by the Board.

Our bylaws generally provide that a majority of our directors must be Independent Directors. Our charter defines “Independent Director” as a director (a) who is not an officer or employee of the Company, any subsidiary of the Company, or the Adviser or its affiliates, (b) whom the Board affirmatively determines has no material relationship with the Company and (c) who otherwise satisfies the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time. Each of Ms. Handwerker, Mr. McDonough, Mr. Ortale and Ms. Tuppeny are “independent directors” under our charter.

We expect that the Offshore Access Feeder, which will be indirectly controlled by the Adviser, will, in connection with Offshore Access Feeder’s investment in the Company’s common stock, be issued a share of the Company’s Series A Preferred Stock which will give the Offshore Access Feeder the right to appoint 50% of the Board. Consequently, the Adviser, which indirectly controls the Offshore Access Feeder, would have the ability to appoint 50% of the Board. Our Board is comprised of the six directors identified below under “—Our Directors.” If and when the Series A Preferred Stock is issued to the Offshore Access Feeder, we expect that the Offshore Access Feeder will designate three of these existing directors pursuant to its appointment right. The Offshore Access Feeder would also have the authority to remove its director designees and to fill vacancies created by the resignation or removal of its director designees.

We expect that the Company and the Offshore Access Feeder will enter into a stockholder’s agreement pursuant to which (i) the Company will agree to set or maintain the size of the Board at six directors, (ii) the Offshore Access Feeder will agree that all but two of the directors on the Board at any given time that are appointed or designated by the Offshore Access Feeder pursuant to its rights as holder of the Series A Preferred Stock will satisfy the definition of Independent Director set forth in our charter, and (iii) the Offshore Access Feeder will agree that in connection with any vote of holders of the Company’s common stock on nominees for election to the Board, the Offshore Access Feeder will vote any common stock it owns for director nominees in the same proportion as votes submitted (including via proxy) by Company stockholders other than the Offshore Access Feeder.

For so long as the Advisory Agreement is in effect, the Adviser has the right to designate two (2) directors for election or appointment to the Board; provided, however, that this right shall not apply when the Adviser or an affiliate of the Adviser has a separate right to designate or appoint two or more directors. Since the Offshore Access Feeder is an affiliate of the Adviser, this designation right will not apply if and once the Offshore Access Feeder is issued the share of Series A Preferred Stock. The Adviser has designated Messrs. Byrne and Comparato as directors. The Board must also consult with the Adviser in connection with filling any vacancies created by the removal, resignation, retirement or death of any director (other than in connection with a removal by stockholders in accordance with our charter) or the appointment of a new director.

The following is subject to the Board appointment rights of the Series A Preferred Stock discussed above. As set forth in our bylaws, our directors are elected by our stockholders for one-year terms, and will serve until the election and qualification of his or her successor. A director may resign at any time or may be removed by the stockholders only for “cause,” and then only upon the affirmative vote of stockholders entitled to cast at least a two-thirds of all the votes entitled to be cast generally in the election of directors. For these purposes, “cause” means, with respect to any particular director, conviction of a felony or a final judgment of a court of competent jurisdiction holding that such director caused demonstrable, material harm to us through bad faith or active and deliberate dishonesty. A vacancy on the Board resulting for any reason, other than an increase in the number of directors, may be filled only by a vote of a majority of the remaining directors. Any vacancy in the number of directors created by an increase in the number of directors may be filled by a majority vote of the entire Board.

The Board will generally meet quarterly or more frequently if necessary. Our directors are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as directors, our directors will rely heavily on the Adviser and on information provided by the Adviser. The Board will oversee and supervise the relationship between us and the Adviser. The Board is empowered to approve the payment of compensation to directors for services rendered to us.

The Board may adopt written policies on investments by the Company. The Board may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. The Board, including a majority of our Independent Directors, will periodically review our investment policies.

Our Directors

The Board consists of the following directors:

Name	Age	Position
Richard J. Byrne	63	Chair of the Board of Directors
Michael Comparato	47	Chief Executive Officer and President
Jamie Handwerker	63	Independent Director
Peter J. McDonough	65	Independent Director
Buford H. Ortale	62	Independent Director
Elizabeth K. Tuppeny	63	Independent Director

Richard J. Byrne

Richard J. Byrne has been Chair of the Board of Directors since March 2025. Mr. Byrne has served as President of Benefit Street Partners since 2013 and has served as Chairman of the Board of Directors and Chief Executive Officer of FBRT since September 2016. Prior to joining the Adviser, Mr. Byrne was Chief Executive Officer of Deutsche Bank Securities, Inc. He was also the Co-Head of Global Capital Markets at Deutsche Bank. Before joining Deutsche Bank, Mr. Byrne was Global Co-Head of the Leveraged Finance Group and Global Head of Credit Research at Merrill Lynch & Co. He was also a perennially top-ranked credit analyst. Mr. Byrne earned an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from Binghamton University. In addition to his position as Chairman of FBRT, Mr. Byrne is a member of the Board of Directors of Wynn Resorts, Limited (NASDAQ: WYNN).

Michael Comparato

See “Our Executive Officers” for Michael Comparato’s biography.

Jamie Handwerker

Jamie Handwerker has been a member of the Board since March 2025. She is a partner in KSH Capital, a real estate investment firm established to provide entrepreneurs with capital and expertise to grow their platform. Prior to this, Ms. Handwerker was a Senior Vice President, Principle, and Portfolio Manager at Cramer Rosenthal McGlynn (CRM) LLC from 2002-2016, a Managing Director and Portfolio Manager at ING Furman Selz Asset Management from 2000-2002, and Managing Director and Senior Equity Research Analyst (Sell-Side) at ING Barings and Furman Selz, LLC (predecessor of ING Barings) from 1994-2000, where she exclusively focused on real estate companies, including the REIT industry. She is a current member of the boards of both FBRT and LXP Industrial Trust.

Peter J. McDonough

Peter McDonough has been a member of the Board since March 2025. He served as the Chief Executive Officer of Trait Biosciences, a biotechnology research organization developing Intellectual Property associated with the formulation of CBD Health & Wellness Products, from 2018-2022. Prior to that, he served as the President, Chief Marketing and Innovation Officer at Diageo from 2006-2015; the Vice President of European Marketing at Procter & Gamble, overseeing the brand marketing function for Duracell Batteries and Braun Appliances, from 2004-2006; as a university lecturer and management consultant at the University of Canterbury, Graduate School of Commerce from 2002-2004; Vice President of North American Marketing at Gillette from 1994-2002; and Director of North American Marketing at Black & Decker from 1990-1994. Mr. McDonough brings innovative thinking to transform business performance from diverse experiences leading global organizations in numerous industries and prior experience serving as an independent director on corporate boards. Mr. McDonough earned his MBA from the Wharton School of Business and received his BS from Cornell University. Mr. McDonough is a current member of the board of FBRT.

Buford H. Ortale

Buford Ortale has been a member of the Board since March 2025. He has been a Partner at NTR, a private equity firm focused on the energy space, since 2018, a Partner at Armour Capital Management, LP, the external manager of a residential mortgage REIT with over $8 billion in assets, since 2010, and the Founder and Manager of Sewanee Ventures, a private investment vehicle focused on investments in real estate, venture capital, and private equity, since 1996. Prior to this, he was a Founder and Managing Director of the High Yield Bond Group at NationsBanc (Bank of America) from 1993-1996, and a Vice President of High Yield Sales at Merrill Lynch Merchant Banking Group from 1987-1991. He is a current member of the board of FBRT. Mr. Ortale’s expertise include investments in startup venture backed companies, LBOs, real estate development and acquisitions and private debt.

Elizabeth K. Tuppeny

Elizabeth Tuppeny has been a member of the Board since March 2025. She has been the Founder and Chief Executive Officer of Domus, Inc., which works at the C-Suite level with clients such as Chevron; Citibank; ConAgra; Diageo; DuPont; Epson; Mattel; Merck; Merrill Lynch; Procter & Gamble; Ralph Lauren and Westinghouse, since 1993. Prior to founding Domus, Inc. Ms. Tuppeny was the Executive Vice President of Business Development at Earle Palmer Brown from 1992-1993 and a Senior Vice President at Weightman Advertising from 1984-1992. She serves on the boards of FBRT, National Healthcare Properties and American Strategic Investment Co. (formerly New York City REIT, Inc.). Ms. Tuppeny has 40 years of experience in the branding and advertising industries, with a focus on Fortune 50 companies.

Our Executive Officers

Our executive officers hold office at the pleasure of our Board and are elected by the Board annually to serve until his or her earlier death, resignation or removal. The following are our executive officers:

Name	Age	Position(s)
Michael Comparato	47	Chief Executive Officer and President
Jerome S. Baglien	47	Chief Financial Officer, Chief Operating Officer and Treasurer

Michael Comparato

Michael Comparato serves as Chief Executive Officer and director of the Company. Mr. Comparato is a Senior Managing Director, Head of Real Estate and Senior Portfolio Management of Benefit Street Partners, a member of the Benefit Street Partners’ Executive Committee and a member of the commercial real estate Investment Committee of Benefit Street Partners. Mr. Comparato has served as President of FBRT since March 2024 and has overseen FBRT loan originations since 2016. Prior to joining Benefit Street Partners in 2015, Mr. Comparato was head of U.S. Equity Investments at Ladder Capital, where he led Ladder’s largest team that actively originated CMBS loans, structured/balance sheet loans, mezzanine loans and acquired strategic assets for the firm. Prior to joining Ladder, Mr. Comparato was president of BankAtlantic Commercial Mortgage Capital (BACMC), the CMBS affiliate of BankAtlantic, where he was responsible for managing all day-to-day operations. Mr. Comparato also previously ran Compson Holding Corporation, which made equity investments in a variety of commercial real estate assets and publicly traded REITs. Mr. Comparato received a Bachelor of Science, Summa Cum Laude, from Babson College.

Jerome S. Baglien

Jerome S. Baglien serves as Chief Financial Officer, Chief Operating Officer and Treasurer of the Company. Mr. Baglien is a Managing Director of Benefit Street Partners, the Chief Financial Officer and Chief Operating Officer of the Benefit Street Partners’ commercial real estate business and a member of Benefit Street Partners’ Operating Committee. Mr. Baglien has served as Chief Financial Officer of FBRT since 2016 and as Chief Operating Officer since 2021. Prior to joining Benefit Street Partners in 2016, Mr. Baglien was director of fund finance for GTIS Partners LP (“GTIS”), where he oversaw all finance and operations for GTIS funds. Previously, he was an accounting manager at iStar Inc. with oversight of loans and special investments. Mr. Baglien received a Masters of Business Administration from Kellstadt Graduate School of Business at DePaul University and a Bachelor of Science in Accounting from the University of Oregon.

Certain Governance Policies

The Company maintains a Code of Business Conduct and Ethics that is applicable to our directors, officers, our Advisor and employees of the Advisor performing substantial services for the Company. It covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.

We have adopted corporate governance guidelines to advance the functioning of our Board.

The Company maintains an Insider Trading Policy governing the purchase, sale and/or other disposition of the Company’s securities by its directors, officers, the Advisor and any employees of the Advisor and its affiliates that provide services to, or are involved in the business and affairs of, the Company, or otherwise have access to material nonpublic information relating to the Company. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed as an exhibit to this report. Transactions by the Company in its own securities will be monitored by internal and external legal counsel for compliance with applicable securities laws.

Audit Committee

The Board currently has a standing Audit Committee, consisting of Jamie Handwerker, Peter J. McDonough, Buford H. Ortale, and Elizabeth K. Tuppeny, each of whom is independent. The Board has determined that each of Jamie Handwerker and Buford H. Ortale meets the qualifications of an Audit Committee Financial Expert within the meaning of the Sarbanes-Oxley Act of 2002, as amended.

Item 11.	Executive Compensation

Compensation of Executive Officers

The Company currently has no employees. The day-to-day management of the Company’s operations will be overseen by the executive officers of the Company. The executive officers are all employees of the Adviser and not the Company. Our non-employee executive officers are Michael Comparato and Jerome Baglien, who are employees of the Adviser and not the Company and are compensated by the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

A description of the Advisory Agreement and fees that we pay to the Adviser is found in Item 13 “Certain Relationships And Related Transactions, And Director Independence—Advisory Agreement” below.

Compensation of Directors

We intend to compensate each of our independent directors with an annual retainer, plus an additional retainer to the chairperson of our audit committee. We intend to pay in quarterly installments a portion of this compensation in cash and the remaining in an annual grant of restricted common stock based on the most recent prior month’s NAV. The restricted shares will generally vest one year from the date of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). We expect that the Board of Directors will set our independent director compensation policy after the Company has commenced operations.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board of Directors because we do not directly compensate our executive officers or reimburse the Adviser for their compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

We have not yet commenced commercial activities. BSP Fund Holdco (Debt Strategy) LP (the “Initial Investor”) made an initial capital contribution of $1,000 in cash, in exchange for 40 shares of common stock. The Initial Investor currently holds all of the outstanding common stock issued by the Company, and, as of March 31, 2025, the Initial Investor was our only stockholder.

The Initial Investor is wholly owned, directly and indirectly, by Franklin Resources, Inc. The address for the Initial Investor is in care of our principal executive offices at One Madison Avenue, Suite 1600, New York, New York 10010.

As of December 31, 2024, the Company did not have any equity compensation plans.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

The Adviser and its affiliates engage in a broad range of activities, including investment activities for their own account and for the account of other investment funds or accounts. In the ordinary course of conducting its activities, the interests of the Company may conflict with the interests of the Adviser, or other companies or funds now or in the future advised by the Adviser or its affiliates (“Other Funds”) and there is no guarantee that such conflicts will ultimately be resolved in favor of the Company.

Advisory Affiliates

The Adviser is a subsidiary of Franklin Resources, Inc., a global investment management organization (together with its affiliated advisors (but excluding the Adviser), referred to in this section as “Franklin Templeton”). Clients of the Adviser and/or Franklin Templeton may invest in the same portfolio investments, including in the same security or other instrument or in different securities of or instruments issued by such a portfolio investment and Franklin Templeton has no obligation to inform the Adviser or the Company of any such investments or offer such investments to the Company. In the ordinary course of conducting the Company’s activities, interests of the Company may therefore conflict with the interests of other clients of the Adviser and/or Franklin Templeton. In addition, as a diversified financial services organization, Franklin Templeton and its affiliates engage in a broad spectrum of activities including financial, advisory, investment and other activities where their interests may conflict with the interests of the Company. Pursuant to the Company’s Code of Business Conduct and Ethics, a majority of the Board (including a majority of Independent Directors) must approve any transaction involving a conflict of interest between the Company and its executive officers and directors. Any such consent shall be binding on the Company.

Franklin Templeton may provide investment advisory services and other services to clients and receive fees for such services in connection with transactions in which those clients may have interests that conflict with those of the Company. Franklin Templeton may also give advice to clients that may cause them to take actions adverse to the Company’s investments. In addition, Franklin Templeton may have relationships with clients seeking to invest in an existing portfolio investment of the Company or clients that compete with an existing portfolio investment of the Company. Further, it is possible that Franklin Templeton could create additional investment vehicles in the future that may compete with the Company for investment opportunities. Franklin Templeton will have no obligation to forego or share such investment opportunities with the Company, except as described below with respect to the allocation policy, and investments made by Franklin Templeton in such opportunities could preclude the Company from investing in such opportunities.

Franklin Templeton is permitted to provide certain services that are eligible expenses of the Company. The Company is permitted to enter into service agreements with Franklin Templeton and cause the Company to pay or reimburse Franklin Templeton for fees and expenses charged related to such services, which amounts do not reduce the compensation paid to the Adviser and are borne by the Company.

In connection with its advisory business, Franklin Templeton may come into possession of information that could potentially limit the ability of the Company to engage in potential transactions. In order to avoid such limitation, the Adviser intends to control the flow of such information, such as by erecting information barriers to restrict the transfer of such information between the Adviser and Franklin Templeton. In the event that an information barrier designed to protect the Company is breached (including inadvertently), changed or removed, the Company will likely face the same restrictions on its investment activities as it would have faced had the information barrier not been established in the first place or face restrictions resulting from such changes to the information barrier, as the case may be. The Adviser will generally not rely on the expertise of Franklin Templeton and its investment professionals and will not share such investment professionals in managing and/or advising the Company.

Advisory Agreement

The Company and the Adviser will enter into the Advisory Agreement pursuant to which the Board will delegate to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the origination, acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by the Board. The following summarizes the key provisions of the Advisory Agreement.

Services

Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:

•	serving as an advisor to the Company with respect to the establishment and periodic review of the investment guidelines and our investments, financing activities, and operations;

•	sourcing, evaluating and monitoring our investment opportunities and executing the acquisition, origination, and management of our assets in accordance with our investment guidelines, policies, strategies objectives and limitations;

•	with respect to acquisitions, originations, and management of our investments, conducting negotiations on our behalf with borrowers, sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;

•	serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowing;

•	conducting negotiations on our behalf with borrowers, sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions; and

•	engaging and supervising, on our behalf and at our expense, various service providers, including asset managers and loan servicers with respect to our assets.

Pursuant to the Advisory Agreement, the Adviser may delegate any of the services for which it is responsible for to a third-party service provider. In the event the Adviser chooses to engage a third-party service provider, the Adviser will remain responsible for the performance of such services.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, and subject to the oversight of the Board and in accordance with the charter, bylaws and the Advisory Agreement, the Adviser will have plenary authority with respect to the management of our business and affairs and will be responsible for implementing our investment strategy.

Term, Renewal and Termination Without Cause

Unless terminated earlier as described below, the Advisory Agreement will remain in effect for an initial period of two years from the date it first becomes effective, subject to an unlimited number of successive automatic one-year renewals unless the Company or the Adviser elects not to renew this Agreement as described below.

Upon the expiration of the initial term or any automatic renewal term, and upon 180 days’ prior written notice to the Adviser, the Company may, without “cause” (as defined below), decline to renew the Advisory Agreement upon the affirmative vote of at least two-thirds of the Independent Directors that (i) there has been unsatisfactory performance by the Adviser that is materially detrimental to the Company or (ii) the compensation payable to the Adviser hereunder is not fair. In the event of such a non-renewal, the Company shall pay the Adviser a termination fee before or on the 180th day following the date of the notice, or such other date as mutually agreed by the Company and the Adviser. The termination fee shall equal three times the sum of (i) the average annual Management Fee (as defined below) paid or payable, and (ii) the average annual Performance Fee (as defined below) paid or payable to the Adviser during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination date.

However, if the reason for non-renewal is that two-thirds of the Independent Directors have determined that the Management Fee and Performance Fee payable to the Adviser are not fair, the Company shall not have the foregoing non-renewal right in the event the Adviser agrees that it will continue to perform its duties hereunder during the next renewal term at fees that at least two-thirds of the Independent Directors determine to be fair. The Adviser shall have the right to renegotiate the Management Fee and/or Performance Fee by delivering to the Company, not less than 45 days after the notice of non-renewal, written notice of its intention to renegotiate the Management Fee and/or Performance Fee. Thereupon, the Company and the Adviser shall endeavor to negotiate the Management Fee and/or Performance Fee in good faith. If the Company and the Adviser agree to a revised Management Fee, Performance Fee or other compensation structure within 45 days following the Company’s receipt of the renegotiation notice, the Advisory Agreement shall continue in full force and effect on the terms stated herein, except that the Management Fee, Performance Fee or other compensation structure shall be the revised Management Fee, Performance Fee or other compensation structure as then agreed upon by the Company and the Adviser. The Company and the Adviser agree to execute and deliver an amendment to the Advisory Agreement setting forth such revised Management Fee, Performance Fee or other compensation structure promptly upon reaching an agreement regarding same. In the event that we and the Adviser are unable to agree to a revised Management Fee, Performance Fee or other compensation structure during such 45-day period, the Advisory Agreement will terminate at the end of the applicable term and we will be obligated to pay the Adviser the Termination Fee (as defined in the Advisory Agreement) upon such termination date.

The Adviser may elect not to renew the Advisory Agreement upon at least 180 days written notice. In such case, the Company would not be required to pay to the termination fee.

In the event of any non-renewal, the Adviser is required to cooperate, at the Company’s expense, with the Company in executing an orderly transition of the management of the Company’s consolidated assets to a new Adviser.

Termination For Cause

The Company may terminate the Advisory Agreement for cause upon 30 days’ prior written notice, without payment of any Termination Fee. “Cause” for these purposes is defined as fraud, criminal conduct, willful misconduct or willful or gross negligent breach of fiduciary duty by the Adviser in connection with performing its duties.

The Adviser may terminate the Advisory Agreement effective upon 60 days’ prior written notice of termination to the Company in the event that the Company shall default in the performance or observance of any material term, condition or covenant contained in the Advisory Agreement and such default shall continue for a period of 30 days after written notice. In such case, the Company is required to pay to the Adviser the termination fee. In addition, the Adviser may terminate the Advisory Agreement if the Company becomes required to register as an investment company under the Investment Company Act with such termination to be effective immediately before such event. In such case the Company would not be required to pay the termination fee.

Compensation and Expense Reimbursement

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we will pay the Adviser a management fee (the “Management Fee”) based on a percentage of NAV per annum, in all cases payable monthly in arrears. The Management Fee is a class-specific expense and we expect that the fees charged to the different classes of common stock offered in our private offering will range from 0% of NAV to 1.25% of NAV per annum. In calculating the Management Fee applicable to each class, we will use our NAV before giving effect to accruals for the Management Fee, Performance Fee, stockholder servicing fees or distributions payable on our common stock.

The Management Fee may be paid, at the Adviser’s election, in cash, shares of common stock, or any combination thereof. To the extent that the Adviser elects to receive any portion of the Management Fee in shares of common stock, the Adviser may elect to have us repurchase such shares from the Adviser at a later date. Such shares will not be repurchased through our share repurchase plan and thus will not be subject to related limitations and restrictions.

Performance Fee

The Adviser may be entitled to a performance fee (the “Performance Fee”), which is accrued monthly and payable quarterly in arrears. As described in more detail below, the amount of any Performance Fee will be based on a specified percentage of Core Earnings (as defined below) in excess of a specified return hurdle. Since the applicability may differ between classes, the Performance Fee is a class-specific expense.

Commencing with the calendar quarter representing the fourth full calendar quarter completed after the date of the initial closing, the Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of our Core Earnings (as defined below) for the immediately preceding four calendar quarters (each such period, a “4-Quarter Performance Measurement Period”), subject to a hurdle rate, expressed as an annual rate of return on average adjusted capital equal to 5% (the “Annual Hurdle Rate”), minus (ii) the sum of any performance fees paid to the Adviser with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. As a result, the Adviser does not earn a Performance Fee for any calendar quarter until our Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed the Annual Hurdle Rate. For purposes of the Performance Fee, “adjusted capital” means cumulative net proceeds generated from sales of classes of common stock to which the Performance Fee applies (including proceeds from our distribution reinvestment plan related to such classes) reduced for distributions from non-liquidating dispositions of our investments paid to holders of such classes of common stock and amounts paid to holders of such classes of common stock for share repurchases of such classes pursuant to our share repurchase plan.

For each of the three full calendar quarters preceding the fourth quarter of the initial 4-Quarter Performance Measurement Period, the Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of our Core Earnings for all of the full calendar quarter periods completed since the initial closing of our private offering (each such period, a “Partial-Year Performance Measurement Period”), subject to the Applicable Hurdle Rate (as defined below), which is calculated by multiplying the Annual Hurdle Rate by a fraction consisting of (x) a numerator equal to the number of full calendar quarter periods included in the Partial-Year Performance Measurement Period, and (y) a denominator equal to 4, minus (ii) the sum of any Performance Fees paid to the Adviser with respect to the prior Partial-Year Performance Measurement Periods.

In the event that the period from the date of the initial closing through the first calendar quarter end date is shorter than a full calendar quarter (such period, the “Initial Partial-Quarter Performance Measurement Period”), the Performance Fee for the Initial Partial-Quarter Performance Measurement Period will be an amount, not less than zero, equal to (i) 12.5% of our Core Earnings for the Initial Partial-Quarter Performance Measurement Period, subject to the Applicable Hurdle Rate, which is calculated by multiplying the Annual Hurdle Rate by a fraction consisting of (x) a numerator equal to the number of calendar days included in the Initial Partial-Quarter Performance Measurement Period, and (y) a denominator equal to 365. For the sake of clarity, neither the Core Earnings for, nor the number of calendar days included in, the Initial Partial-Quarter Performance Period, will be factored into the computation of performance fees for subsequent Partial-Year Performance Measurement Periods or 4-Quarter Performance Measurement Periods.

Once our Core Earnings exceed the Applicable Hurdle Rate, the Adviser is entitled to a “catch-up” fee payable quarterly equal to the amount of Core Earnings in excess of the Applicable Hurdle Rate, until our Core Earnings for the applicable performance measurement period exceed a percentage of average adjusted capital equal to the specified Applicable Hurdle Rate divided by the difference of 1 minus 0.125 for the applicable performance measurement period. Thereafter, the Adviser is entitled to receive 12.5% of Company Core Earnings. “Applicable Hurdle Rate” means (i) the Annual Hurdle Rate with respect to a 4-Quarter Measurement Performance Period or (ii) the Annual Hurdle Rate as adjusted above with respect to a Partial-Year Performance Measurement Period and the Initial Partial-Quarter Measurement Period, as applicable. The Performance Fee shall be calculated based on the full Management Fee earned and regardless of whether the Adviser elects to receive such fee in cash or shares of common stock.

For purposes of calculating the Performance Fee, “Core Earnings” means: for the applicable performance measurement period, the net income (loss) computed in accordance with U.S. GAAP, attributable to stockholders of classes of common stock to which the Performance Fee applies, including realized gains (losses) not otherwise included in U.S. GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the Performance Fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in U.S. GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and our Independent Directors and approved by a majority of our Independent Directors.

The Performance Fee may be paid, at the Adviser’s election, in cash, shares of common stock, or any combination thereof. To the extent that the Adviser elects to receive any portion of its Performance Fee in shares, the Adviser may elect to have us repurchase such shares from the Adviser at a later date. Such shares that the Adviser receives in lieu of cash will not be repurchased through our share repurchase plan and thus will not be subject to related limitations and restrictions.

For the avoidance of doubt, the payment of any Performance Fee will be consistent with the requirements set forth in Rule 205-3 under the Investment Advisers Act of 1940, as amended, including that the Company will be a “qualified client” as defined in Rule 205-3.

Commitment Fee

We will pay the Adviser 75% of any commitment fee or origination fee charged to borrowers in connection with the origination of each new loan (any such fee, a “Commitment Fee”) concurrently or promptly following receipt of such fees from the borrowers. The Commitment Fee will be calculated as a percentage of the whole loan on a fully funded basis as determined by the Adviser at the time of the closing of the loan origination, and the amount payable to the Adviser will not exceed 0.75% of the whole loan on a fully funded basis. In the case of loans that are partially funded by the Company and partially funded by one or more affiliates of the Adviser, the Commitment Fee payable to the Adviser shall be computed pro rata based on the amount of the loan funded by the Company.

Organization and Offering Expense Reimbursement

The Adviser will agree to advance all of the Company’s organization and offering expenses on its behalf (including all costs and expenses in connection with the formation of the Company, and the marketing and distribution of our common stock, including, without limitation, costs related to investor and broker-dealer sales meetings, fees and expenses of any underwriters’ attorneys, expenses for printing, engraving and mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts, and expenses of qualification of the sale of our common stock under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees) through the first anniversary of the initial closing. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the first anniversary of the initial closing, or over an alternative time period agreed to by the Board and the Adviser.

After the first anniversary of the initial closing, we will reimburse the Adviser for any organization and offering expenses that it incurs on our behalf as and when incurred.

Acquisition Expense Reimbursement

We will reimburse the Adviser for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, and financing of investments, whether or not such investments are acquired or originated.

The appropriate allocation between the Company and the other companies or funds now or in the future advised by the Adviser or its affiliates, respectively, of expenses and fees generated in the course of evaluating investments which are not consummated, such as out-of-pocket fees associated with due diligence, attorney fees and the fees of other professionals, will be determined by the Adviser and its affiliates in their good faith judgment to be fair and equitable.

Operating Expense Reimbursement

In addition to the organization and offering expense and acquisition expense reimbursements described above, we will reimburse the Adviser and its affiliates for out-of-pocket costs and expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) the actual cost of goods and services used by us, whether payable to an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the origination, acquisition and/or sale of investments, (2) expenses of acquiring, originating, managing and disposing of our investments, whether payable to an affiliate or a non-affiliated person and (3) expenses related to personnel of the Adviser or its affiliates performing services for us other than (i) those who provide investment advisory services and (ii) executive officers of the Company and directors of the Company who are also directors, officers or employees of the Adviser or its affiliates.

The Adviser may advance certain of the Company’s operating expenses on its behalf through the first anniversary of the initial closing. We will reimburse the Adviser for such advanced expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. Operating expenses incurred after the first anniversary of the initial closing of our private offering are paid by the Company as incurred. If the Adviser pays our operating expenses after the first anniversary of the initial closing, we will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our Advisory Agreement) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four fiscal quarters determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our Independent Directors determines that such excess expenses are justified based on unusual and nonrecurring factors. If our Independent Directors do not approve such excess amount as being so justified, the Adviser will reimburse us the amount by which the operating expenses exceeded the 2%/25% Guidelines.

Waiver of Fees

We and/or the Adviser may enter into side letter arrangements with one or more stockholders of a particular class of common stock that may, among other things, have the effect of altering the financial impact to such stockholder of certain of the fees payable to the Adviser that would otherwise apply to a stockholder of the applicable class.

Fees from Other Services of the Adviser

We may retain certain of the Adviser’s affiliates, from time to time, for services relating to our investments or our operations, which may include capital markets services, restructuring services, valuation services, underwriting and diligence services, and special servicing, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/ brokerage, capital markets/credit origination, loan servicing and asset management, property, title and other types of insurance, management consulting and other similar operational and investment matters. To the extent set forth herein, fees paid to the Adviser’s affiliates for any such services will not reduce the Management Fee.

Dealer Manager Agreement

On January 23, 2025, we entered into the Dealer Manager Agreement with the Dealer Manager, and we have entered into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, the Dealer Manager serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of common stock.

The Dealer Manager or participating broker-dealers may be entitled to receive upfront selling commissions of up to 3.0% of the transaction price per share of common stock sold in the private offering, all or substantially all of which the Dealer Manager expects to reallow to participating broker-dealers.

In addition, we may pay the Dealer Manager (or sub-dealers or distributors) selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The stockholder servicing fee will be a class-specific expense.

Sale of Shares to the Initial Investor

We were capitalized through the purchase by the Initial Investor of 40 shares of our common stock for an aggregate purchase price of $1,000 on September 30, 2024. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a) (2) of the Securities Act. The Initial Investor is wholly owned, directly and indirectly, by Franklin Resources, Inc., which also wholly owns the Adviser.

Investment in Seed Pool Vehicle

To facilitate deployment of the proceeds raised in the early stage of our private offering in income-producing target assets, we may invest a portion of such proceeds into Franklin Real Estate Debt BDC, a seed pool vehicle formed by the Adviser which has been established as a term-life business development company registered under the Investment Company Act. The Adviser serves as the investment advisor of the seed pool vehicle. Mr. Byrne, the Chair of the Board of Directors, also serves as a trustee of the seed pool vehicle, but none of our independent directors serve on the board of the seed pool vehicle. Messrs. Comparato and Baglien, our executive officers, also serve as executive officers of the seed pool vehicle. The seed pool vehicle recently raised over $500 million of offering proceeds and has invested those proceeds, and related borrowings, in a portfolio of commercial real estate debt investments that are substantially consistent with our target assets. We expect to invest a portion of the net proceeds from the initial closings of our private offering in the seed pool vehicle’s common shares if and to the extent we are not otherwise able to promptly invest such proceeds directly in our target assets. The Adviser formed the seed pool to mitigate the risk that we are unable to promptly invest the net proceeds from our private offering in income-producing target investments. We do not expect that investments in seed pool shares will represent a significant part of our assets and, consistent with our intent to satisfy applicable exemptions from registration under the Investment Company Act, our investments in the seed pool vehicle will never exceed 40% of our assets. We expect the seed pool vehicle will be liquidated within a few years of when we commence operations and, thus, we do not expect to be making investments in the seed pool vehicle over the long term.

Series A Preferred Stock

Refer to Item 10 “Directors, Executive Officers And Corporate Governance—The Board Of Directors” for a discussion of the Series A Preferred Stock that is expected to be issued to the Offshore Access Feeder.

Indemnification Agreements with Directors and Officers

We entered into indemnification agreements with our directors and officers. The indemnification agreements are intended to provide our directors and officers the maximum indemnification permitted under Maryland law and our charter. Each indemnification agreement provides that we shall indemnify the director or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with the Company, such director or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.

Transactions Related to Affiliates of and Clients Advised by the Adviser

The Company may seek to refinance loans or extend new credit to a borrower that has a current loan with an affiliate of or a client advised by the Adviser where the loan is nearing maturity or the borrower is seeking alternative financing, or in certain circumstances another such affiliate or client of the Adviser may lend to an existing borrower of the Company. While the terms of such financing are negotiated with such borrowers, in certain circumstances it may be customary or may otherwise be beneficial for legal, tax, regulatory or other reasons for such transactions to involve both the Company and an affiliated lender or proceeds from one such transaction may pay off another such transaction, and such transactions are not restricted or subject to limitation under the terms of the Company’s organizational documents or governance policies, though they may be limited by the SEC order described below.

Transactions with Affiliates

Conflicts may also arise in connection with loans or other assets originated by the Company or an Other Fund and sold to the Company or an Other Fund. The Company may sell loans or other assets originated by it, including to an Other Fund; thus, the Company’s initial participation in such loans or other assets may be greater, and its available liquid capital less, than it would have been if the Company did not ultimately sell part of such loans or other assets to an Other Fund or other third party. To the extent the Company purchases loans or other assets and subsequently sells a portion thereof to Other Funds, the Company will bear the risk of changes in the value of such loans or other assets during the period it holds such loans or other amounts and the amount of capital available to the Company to pursue other investment opportunities may be reduced. Furthermore, it may be difficult to determine the value of the loans or other assets transferred by the Company or an Other Fund and hence the consideration due to the Company or Other Fund, as applicable, from Other Funds if and when it sells the loans or other assets. The valuation of loans or other assets that may be transferred from the Company to Other Funds, or from an Other Fund to the Company, as applicable, involves inherent conflicts of interest for the Adviser, and there is no guarantee that the Adviser will resolve these conflicts in a manner that will not have an adverse effect on the Company. In addition, in certain circumstances, the Company and Other Funds may enter into participations, assignments or other similar transactions, which may expose the Company to risks associated with holding loans indirectly in such transactions.

The Adviser and its affiliates received an exemptive order from the SEC on May 1, 2018 (the “Order”) that permits certain affiliates of the Adviser that are regulated under the Investment Company Act, including the seed pool vehicle, among other things, to co-invest with certain other persons affiliated with the Adviser and certain funds managed and controlled by the Adviser and its affiliates, including us, subject to certain terms and conditions. Therefore, any co-investments we make with affiliates of the Adviser that are subject to the Order will have to comply with such terms and conditions.

Related Party Transaction Policy

Our Board has adopted a Related Party Transactions Policy. Pursuant to the Related Party Transactions Policy, all related party transactions (as defined by Item 404(a) of Regulation S-K) must be approved by a majority of the disinterested members of the Board. As a general rule, any director who has a direct or indirect material interest in such related party transaction should not participate in the Board action regarding whether to approve the transaction. Any payment of fees and reimbursements to the Adviser pursuant to and in accordance with the Advisory Agreement are deemed to have been approved in accordance with the Related Party Transactions Policy.

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We will enter into the Advisory Agreement with the Adviser and have entered into the Dealer Manager Agreement with an affiliate of the Adviser. The Adviser, for its services to us, will be entitled to receive the Management Fee and the Performance Fee in addition to the reimbursement of certain expenses. In addition, under the Advisory Agreement and our charter, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of its affiliates.

Certain Business Relationships

Certain of our current directors and officers are directors, officers or employees of the Adviser.

Item 14.	Principal Accountant Fees And Services

Independent Auditors

During the period from May 22, 2024 (Date of Inception) to December 31, 2024, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that were for the period ended December 31, 2024 by our independent registered public accounting firm, PwC, were as follows (amounts in thousands):

For the Period from May 22, 2024 (Date of Inception) to December 31, 2024
Audit fees(1)	$160,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$160,000

(1)	Audit fees include amounts related to annual financial statement audit work, quarterly financial statement reviews, and reviews of SEC registration statements.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Audit Committee pre-approval policy, all audit services requiring pre-approval pursuant to our pre-approval policy, performed for us by our independent registered public accounting firm will be pre-approved by the Audit Committee.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee and must include a description of the services to be provided and a statement by the independent registered public accounting firm and our principal accounting officer confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	Financial statements

See Item 8 above.

(b)	Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on November 8, 2024)
3.2**	Articles of Amendment and Restatement of the Company
3.3**	Bylaws of the Company
3.4**	Amended and Restated Bylaws of the Company
3.5**	Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class F common stock
3.6**	Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class F-S common stock
3.7**	Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class F-D common stock
3.8**	Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class G common stock
3.9**	Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class G-S common stock
3.10**	Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class G-D common stock
3.11**	Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class E common stock
4.1**	Distribution Reinvestment Plan of the Company
4.2**	Share Repurchase Plan of the Company
4.3**	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1**	Dealer-Manager Agreement by and between the Company and the Dealer Manager, dated January 23, 2025
10.2*	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.3 to the Company’s Form 10 filed on December 20, 2024)
10.3**	2025 Equity Incentive Plan
10.4*	Form of Restricted Stock Award Agreement by and between the Company and its Independent Directors. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 filed on December 20, 2024)
10.5**	Advisory Agreement by and between the Company and the Adviser, dated April 1, 2025
14.1**	Code of Ethics and Business Conduct
19.1**	Insider Trading Policy
21.1**	Subsidiaries of the Company
24.1**	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1**	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a–14(a) or 15(d) – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15(d)–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.
** Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Real Estate Debt, Inc.

Registrant

		By:	/s/ Michael Comparato
Michael Comparato
Chief Executive Officer and President

Dated:	March 31, 2025

POWER OF ATTORNEY

We, the undersigned officers and directors of Franklin BSP Real Estate Debt, Inc., hereby severally constitute Micah Goodman and Jerome Baglien, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable Franklin BSP Real Estate Debt, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant on March 31, 2025 in the capacities indicated.

Signature	Title

/s/ Michael Comparato	Chief Executive Officer, President and Director
Michael Comparato	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer
Jerome S. Baglien	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard J. Byrne	Chair of the Board of Directors
Richard J. Byrne

/s/ Jamie Handwerker	Director
Jamie Handwerker

/s/ Peter J. McDonough	Director
Peter J. McDonough

/s/ Buford H. Ortale	Director
Buford H. Ortale

/s/ Elizabeth K. Tuppeny	Director
Elizabeth K. Tuppeny

FRANKLIN BSP REAL ESTATE DEBT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Franklin BSP Real Estate Debt, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Franklin BSP Real Estate Debt, Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for the period from May 22, 2024 (Date of Inception) to December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from May 22, 2024 (Date of Inception) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 31, 2025

We have served as the Company’s auditor since 2024.

FRANKLIN BSP REAL ESTATE DEBT, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2024
Assets
Cash	$26,000
Total assets	$26,000
Liability and Equity
Due to Affiliate	$25,000
Total liabilities	$25,000
Commitments and Contingencies (See Note 5)
Equity
Common Stock, $0.001 par value per share, 100,000 shares authorized, 40 shared issued and outstanding	$1
Additional paid-in capital	999
Total equity	$1,000
Total liabilities and equity	$26,000

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from May 22, 2024 (Date of Inception) to December 31, 2024
Revenue	$-
Total Revenue	$-
Expenses	$-
Total Expenses	$-
Net Income	$-
Net income (loss) per redeemable common share, basic and diluted	$-
Weighted average common stock outstanding, basic and diluted	40

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the period from May 22, 2024 (Date of Inception) to December 31, 2024

	Common Stock
	Shares	Par Value	Additional Paid in Capital	Total
Balance at May 22, 2024	-	$-	$-	$-
Common shares issued	40	1	999	1,000
Balance at December 31, 2024	40	$1	$999	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from May 22, 2024 (Date of Inception) to December 31, 2024
Net income	$-
Cash flow from operating activities
Increase in Due from Affiliates	$25,000
Net cash used in operating activities	$25,000
Cash flow from investing activities
Net cash used in investing activities	$-
Cash flow from financing activities
Proceeds from issuance of common shares	$1,000
Net cash from financing activities	$1,000

Net increase in Cash	$26,000
Cash at the beginning of the period	-
Cash at the end of the period	$26,000

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from May 22, 2024 (Date of Inception) to December 31, 2024

Note 1 - Organization

Franklin BSP Real Estate Debt, Inc. (the “Company”) was formed on May 22, 2024, as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate high-quality commercial real estate loans.

The Company will be externally managed by Benefit Street Partners, L.L.C. (the “Adviser”). The Adviser is a limited liability company that is registered as an investment advisor with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the loans the Company will originate.

The Company intends to use its proceeds from its private offering of common shares (the “Offering”) to finance the Company’s investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) investments, focused on senior secured, CRE loans across a wide range of geography. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).

On December 31, 2024, the Company was capitalized with a $1,000 investment in common stock by BSP Fund Holdco, L.P., an affiliate of the Adviser.

As of December 31, 2024, the Company has neither purchased nor contracted to purchase any investments. The Adviser has not identified any real estate-related debt or real estate-related securities in which it is probable that the Company will invest.

FRANKLIN BSP REAL ESTATE DEBT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from May 22, 2024 (date of inception) to December 31, 2024

Note 2 – Capitalization

As of December 31, 2024, the Company was authorized to issue 100,000 shares of common stock, par value $0.001 per share (“common shares”). The Company intends to undertake a continuous private offering, pursuant to which it will offer and sell to a limited number of investors various classes of its common shares. The classes of common shares may have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations. The initial per share purchase price for shares of the Company’s common shares in the Offering will be equal to the most recently determined net asset value (“NAV”) per share for the applicable class (which will be deemed to be $25.00 until the last calendar day of the month during which the Company makes its first investment) plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares will vary and will generally equal the prior month’s NAV per share for each applicable class, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements. The consolidated financial statement has been prepared in accordance with U.S. GAAP and consolidate the financial statement of the Company and its controlled subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of December 31, 2024.

Income Taxes

The Company intends to elect to be treated as a REIT under the Internal Revenue Code (the “Code”) beginning with the taxable year ending December 31, 2025. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

FRANKLIN BSP REAL ESTATE DEBT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from May 22, 2024 (date of inception) to December 31, 2024

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof.

Organization and Offering Costs

Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering. Offering costs will be recorded as a reduction to paid-in capital when the offering is completed, which has not yet occurred.

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering, including certain out of pocket expenses of the Adviser and its agents and affiliates under the Company’s advisory agreement (the “Advisory Agreement”). In addition, the Adviser may request reimbursement from the Company for the organization and offering costs it incurs on the Company’s behalf.

As of December 31, 2024, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $1.4 million. These organization and offering expenses are not recorded in the accompanying balance sheet because such costs are not the Company’s liability until the date on which the Company commences operations. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment transfers of assets.

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. For the period ended December 31, 2024, the Company adopted and implemented the amendments and related disclosure requirements.

FRANKLIN BSP REAL ESTATE DEBT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from May 22, 2024 (date of inception) to December 31, 2024

Note 4 - Related Party Transactions

Advisory Agreement

The Company intends to enter into an advisory agreement with the Adviser in which the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

Pursuant to the Advisory Agreement, the Company expects to pay the Adviser a fee for investment advisory and management services consisting of two components - a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The Adviser will also be entitled to a percentage of certain commitment fees charged to borrowers on loans originated by the Company.

Due to Affiliate

The Company has received $25,000 from an affiliate of the Adviser for expenses after the Company commences operations. The Company expects to reimburse shortly after it commences operations.

Note 5 - Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote. Accordingly, the Company has not entered into any contracts and not accrued any liability in conjunction with such indemnifications.

Note 6 – Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to provide high current income while maintaining downside protection on its investments. The Chief Operating Decision Maker (“CODM”) is comprised of the Company’s Chief Executive Officer/President and the Chief Financial Officer/Chief Operating Officer, and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s “net income”. The CODM uses net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected in total assets on the accompanying Consolidated Statement of Assets and Liabilities and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

FRANKLIN BSP REAL ESTATE DEBT, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from May 22, 2024 (date of inception) to December 31, 2024

Note 7 – Dependency

The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

Note 8 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K. The following activity took place subsequent to the period from May 22, 2024 (Date of Inception) to December 31, 2024.

Repurchase Agreements

On March 17, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT High Yield Securities, LLC (“REIT HY”), entered into a Master Repurchase Agreement (the “MRA”) with J.P. Morgan Securities LLC (“JPM”). Under the MRA, there is no maximum aggregate commitment. There is no initial maturity date of the MRA.

On March 18, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT JWH Seller, LLC (“JWH”), entered into an Uncommitted Master Repurchase Agreement (the “Uncommitted MRA”) with J.P. Morgan Chase Bank, National Association (the “Buyer”). The Uncommitted MRA provides up to $250 million of advances. At the Company’s option, the Uncommitted MRA may be upsized to provide up to $500 million in advances. The initial maturity date of the Uncommitted MRA is March 18, 2027.

Investment Activity

On March 26, 2025, the Company co-invested in both a senior and a mezzanine construction loan related to the same multifamily property. Although the Company committed $23.8 million and $4.6 million for the senior and mezzanine portions, respectively, there was no funding on the date of close. Additionally, origination fees related to the loan will not be paid until the initial funding date. These commitments remain unfunded as of March 31, 2025.