Form 10-Q
period 2025-03-31
Franklin BSP Real Estate Debt, Inc.
filed 2025-05-12
CIK 2035428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number - 000-56705

FRANKLIN BSP REAL ESTATE DEBT, INC
(Exact name of registrant as specified in its charter)

Maryland	99-3480205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Madison Avenue
New York, New York	10010
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 212-588-6770

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2025, there were 2,679,900 shares of our common stock, $0.001 par value, outstanding consisting of 1,398,300 shares of Class G common stock, 1,226,600 shares of Class G-D common stock and 55,000 shares of Class G-S common stock.

FRANKLIN BSP REAL ESTATE DEBT, INC
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share)
 (Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash	$72	$26
Restricted Cash	34,417	—
Total assets	$34,489	$26
Liability and Equity
Subscriptions Received in Advance	$34,417	$—
Deposit Payable	46	—
Due to Affiliate	25	$25
Total liabilities	$34,488	$25
Commitments and Contingencies (See Note 6)
Equity
Common Stock, $0.001 par value per share, 100,000 shares authorized, 40 shares issued and outstanding	$—	$—
Additional paid-in capital	1	1
Total equity	$1	$1
Total liabilities and equity	$34,489	$26

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in whole numbers, except share and per share data)
(Unaudited)

Three Months Ended March 31, 2025
Revenue	$—
Total Revenue	$—
Expenses	$—
Total Expenses	$—
Net Income	$—
Net income (loss) per redeemable common share, basic and diluted	$—
Weighted average common stock outstanding, basic and diluted	40

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in whole numbers, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid in Capital
	Shares	Par Value		Total
Balance at December 31, 2024	40	$1	$999	$1,000

Balance at March 31, 2025	40	$1	$999	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

For the Three Months Ended March 31, 2025
Operating activities:
Net income	$—
Net cash provided by (used in) operating activities	$—

Investing activities:
Deposits received in relation to origination of loans	$46
Net cash provided by (used in) investing activities	$46

Financing activities:
Subscriptions received in advance	$34,417
Net cash provided by (used in) financing activities	$34,417

Net increase in cash and restricted cash	$34,463
Cash and restricted cash, beginning of the period	26
Cash and restricted cash, end of the period	$34,489

Reconciliation of cash and restricted cash:
Cash	$72
Restricted cash	34,417
Cash and restricted cash, end of the period	$34,489

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025

Note 1 - Organization
Franklin BSP Real Estate Debt, Inc. (the “Company”) was formed on May 22, 2024, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate high-quality commercial real estate loans.

The Company is externally managed by Benefit Street Partners, L.L.C. (the “Adviser”). The Adviser is a limited liability company that is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the loans the Company originates.

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

Note 2 – Capitalization

As of March 31, 2025, the Company was authorized to issue 100,000 shares of common stock, par value $0.001 per share (“common shares”). The Company has commenced a continuous private offering, pursuant to which it offers and sells to a limited number of investors various classes of its common shares. The classes of common shares may have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management fees and performance participation allocations. The initial per share purchase price for shares of the Company’s common shares in the Offering will be equal to the most recently determined net asset value (“NAV”) per share for the applicable class (which will be deemed to be $25.00 until the last calendar day of the month during which the Company makes its first investment) plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares will vary and will generally equal the prior month’s NAV per share for each applicable class, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of March 31, 2025.

Restricted Cash

Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025

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

As of March 31, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $3.1 million. These organization and offering expenses are not recorded in the accompanying balance sheet because such costs are not the Company’s liability until the date on which the Company commences principal operations. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.

Repurchase Agreements
Real estate loans and securities sold under repurchase agreements have been treated as a secured borrowing and accounted for as repo to maturity transaction under ASC 860, because the Company maintains effective control over the transferred securities as this aligns with the adoption of the accounting policy. Commercial mortgage loans and real estate securities financed through repurchase agreements remain in the Consolidated Balance Sheets as an asset and cash received from the purchaser is recorded as a liability. Interest paid in accordance with repurchase agreements is recorded in interest and debt fees in the Consolidated Statements of Operations. As of March 31, 2025 there were no outstanding borrowings.

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

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025

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

Note 4 - Related Party Transactions
Advisory Agreement

Subsequent to March 31, 2025, the Company entered into an advisory agreement with the Adviser in which the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

Pursuant to the Advisory Agreement, the Company pays the Adviser a fee for investment advisory and management services consisting of two components - a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The Adviser is also entitled to a percentage of certain commitment fees charged to borrowers on loans originated by the Company.

In addition, the Adviser will pay for organization and offering costs incurred prior to the first anniversary of April 1, 2025. The Company will reimburse the Adviser all organization and offering costs paid for by the Adviser in 60 equal monthly installments commencing with the first anniversary of April 1, 2025. After the first anniversary of April 1, 2025, the Company will reimburse the Adviser for any organization and offering costs paid on the Company’s behalf as they are incurred.

Due to Affiliate

The Company has received $25,000 from an affiliate of the Adviser for expenses after the Company commences operations. The Company expects to reimburse shortly after it commences operations.

Note 5 - Repurchase Agreements
On March 17, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT High Yield Securities, LLC, entered into a Master Repurchase Agreement (the “MRA”) with J.P. Morgan Securities LLC (“JPM”). Under the MRA, there is no maximum aggregate commitment. There is no initial maturity date of the MRA.

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

As of March 31, 2025 there were no outstanding borrowings.

Note 6 - Commitments and Contingencies
Commitments

On March 26, 2025, the Company participated in the investment of both a senior and a mezzanine construction loan related to the same multifamily property. Although the Company committed $23.8 million and $4.6 million for the senior and mezzanine portions, respectively, there was no funding on the date of close. Additionally, origination fees related to the loan will not be paid until the initial funding date. These commitments remain unfunded as of March 31, 2025.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025

As of March 31, 2025, the Company’s unfunded commitments consisted of the following:

Investment Type	Collateral Type	Commitment Type	Total Commitment	Remaining Commitment
Senior Mortgage	Multifamily	Delayed Draw	$23,805,986	$23,805,986
Mezzanine	Multifamily	Delayed Draw	4,595,750	4,595,750
Total			$28,401,736	$28,401,736

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
Note 7 - Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to provide high current income while maintaining downside protection on its investments. The CODM is comprised of the Company’s Chief Executive Officer/President and the Chief Financial Officer/Chief Operating Officer, and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s “net income”. The CODM uses net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected in total assets on the accompanying Consolidated Balance Sheets and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.
Note 8 - Dependency
The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
Note 9 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to the three months ended March 31, 2025.

Advisory Agreement

On April 1, 2025, the Company entered into the Advisory Agreement discussed in Note 4 - Related Party Transactions.

Common Shares

In connection with the Company’s continuous private offering, on April 1, 2025, the Company issued an aggregate of 1,376,688 shares of its Class G common stock, par value $0.001 per share and its Class G-D common stock, par value $0.001 per share, at a price per share equal to $25.00.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025

On May 1, 2025, the Company issued an aggregate of 1,300,412 shares of its Class G common stock, par value $0.001 per share, its Class G-D common stock, par value $0.001 per share and its Class G-S common stock, par value $0.001 per share, at a price per share equal to $25.00.

These offers and sales of the Class G common stock, Class G-D common stock and Class G-S common stock were exempt from the registration provisions of the Securities Act, by virtue of Sections 4(a)(2) and Regulation D thereunder.

In connection with the issuance of the Class G common stock and Class G-D common stock, on April 1, 2025, the Company redeemed the 40 shares of common stock issued to our initial investor, BSP Fund Holdco (Debt Strategy) LP, in our initial capitalization.

The following table details the shares issued:

Date of Unregistered Sale	Title of Securities	Number of Shares Sold	Aggregate Consideration
April 1, 2025	Class G Common Stock	1,200,088	$30,002,200
April 1, 2025	Class G-D Common Stock	176,600	$4,415,000
May 1, 2025	Class G Common Stock	195,412	$4,885,300
May 1, 2025	Class G-D Common Stock	1,050,000	$26,250,000
May 1, 2025	Class G-S Common Stock	55,000	$1,375,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
References herein to “Franklin BSP Real Estate Debt Inc.” “Company,” “we,” “us,” or “our” refer to Franklin BSP Real Estate Debt Inc. and its subsidiaries unless the context specifically requires otherwise.
Forward Looking Statements
Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, including those set forth under Item 1A “Risk Factors”, actual events or results or the actual performance of the company may differ materially from those reflected or contemplated in such forward-looking statements. As a result, prospective investors should not rely on such forward-looking statements in making their investment decisions. In addition, certain statements reflect estimates, predictions or opinions of the company, benefit street partners or their affiliates, which cannot be independently verified and may change. There is no guarantee that these estimates, predictions or opinions will be ultimately realized.

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

Overview
We are a Maryland corporation that was formed on May 22, 2024. We intend to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2025. We are externally managed by the Adviser.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our business, other than those referred to in this Quarterly Report on Form 10-Q.

Key Components of our Results of Operations
Investments
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

To facilitate the prompt deployment of the proceeds raised in the early stages of our private offering in income-producing target assets, we intend to invest a portion of such proceeds into common shares of a seed pool vehicle managed by the Adviser which has been established as a term-life business development company registered under the Investment Company Act of 1940 (the “Investment Company Act”). The seed pool vehicle recently raised over $634 million of offering proceeds and has invested those proceeds, and related borrowings, in a portfolio of commercial real estate debt investments that are substantially consistent with the Company’s target assets.

Revenue
We were capitalized through the purchase by BSP Fund Holdco (Debt Strategy) LP (the “Initial Investor”) of 40 shares of common stock for an aggregate purchase price of $1,000 on September 30, 2024. We also received $25,000 through a loan from an affiliate of the Adviser for certain expenses that will be incurred after the Company commences operations.

As of March 31, 2025, we have not generated any revenues.

As of March 31, 2025, we had co-invested in both a senior and a mezzanine construction loan related to the same multifamily property as described in “—Investments” above. The number and type of investments that we will acquire with the proceeds from our private offering will depend upon market conditions, the amount of proceeds we raise in our private offering and other circumstances existing at the time we are acquiring such assets.

Expenses

The Company did not have any expenses for the quarter ended March 31, 2025.

Management Fee

For a discussion of the Management Fee payable to the Adviser, see Item 13 “Certain Relationships And Related Transactions, And Director Independence—Advisory Agreement” in our 2024 Annual Report on Form 10-K, as filed with the SEC on March 31, 2025.

Performance Fee

For a discussion of the performance fee (the “Performance Fee”) payable to the Adviser, see Item 13 “Certain Relationships And Related Transactions, And Director Independence—Advisory Agreement” in our 2024 Annual Report on Form 10-K, as filed with the SEC on March 31, 2025.

Organizational and Offering Expenses

For a discussion of the organizational and offering expense reimbursement to the Adviser, see Item 13 “Certain Relationships And Related Transactions, And Director Independence—Advisory Agreement” in our 2024 Annual Report on Form 10-K, as filed with the SEC on March 31, 2025.

Financial Condition, Liquidity And Capital Resources
As of March 31, 2025, we are in our organizational period and have not yet commenced principal operations or generated any revenues. The initial closing of our private offering occurred on April 1, 2025, at which time we commenced our principal operations. As of March 31, 2025, the Initial Investor made an initial capital contribution of $1,000 in cash (which cash was repaid with the repurchase of the issued shares on April 1, 2025 in connection with the initial closing of our private offering) and an affiliate of the Adviser has loaned us $25,000 for certain expenses that will be incurred after the Company commences operations.

The initial closing of our private offering of our common stock occurred on April 1, 2025 with the issuance of our Class G common stock and Class G-D common stock for a total of $34.4 million. Following our initial closing, we expect to have subsequent closings of common stock through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in our target assets consistent with our investment objectives. In addition, we expect to obtain debt financing on our assets consistent with our financing strategy, and intend to use the proceeds to make additional investments in our target assets.

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

Our primary use of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, CMBS and other commercial real estate-related debt investments, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as described herein), and (v) cash distributions (if any) to the holders of our shares to the extent declared by our Board of Directors (the “Board”).

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

Our Adviser has agreed to several support measures that will enhance our liquidity. Our Adviser has agreed to advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) and may advance certain of our operating expenses on our behalf through the first anniversary of the initial closing of our private offering. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering.

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

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:

·	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our Board;

·	The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and

·	The Adviser determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).

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

Related Party Transactions
We have entered into the Advisory Agreement with Benefit Street Partners, LLC. See Note 9 - Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for small reporting company.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, such officer has concluded that as of the end of the period covered by this report our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including such officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2025, we were not subject to any material legal proceedings.

ITEM 1A. RISK FACTORS
Our potential risks and uncertainties are presented in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

We are engaged in a continuous private offering of our common stock to “accredited investors” (as defined in Regulation D under the Securities Act) made pursuant to the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder and applicable state securities laws. During the quarter ended March 31, 2025, there were no sales under the continuous offering. Refer to “Note 9—Subsequent Events” in our financial statements above for information about our initial closing on April 1, 2025 and subsequent closing on May 1, 2025.

Share Repurchases

Our board of directors has adopted a share repurchase plan. Refer to “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities—Share Repurchase Plan” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025, for information regarding the terms of our share repurchase plan. During the quarter ended March 31, 2025, we did not repurchase shares pursuant to the share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) List of documents filed:
(1) The Financial Statements of the Company. (See Item 1 above.)
(2) Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed on November 8, 2024)
3.2
Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)
3.4
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

3.5
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class F common stock (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

3.6
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class F-S common stock (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

3.7
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class F-D common stock (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

3.8
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class G common stock (incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

3.9
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class G-S common stock (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

3.10
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class G-D common stock (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

3.11
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class E common stock (incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

4.1
Distribution Reinvestment Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)

4.2	Share Repurchase Plan of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)
10.1
Advisory Agreement by and between the Company and the Adviser, dated April 1, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025

10.2
Dealer-Manager Agreement by and between the Company and the Dealer Manager, dated January 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025

10.3	Master Repurchase Agreement, dated as of March 17, 2025 by and between FBRED REIT High Yield Securities, LLC and J.P. Morgan Securities LLC
10.4	Uncommitted Master Repurchase Agreement, dated as of March 18, 2025 by and between FBRED REIT JWH Seller and JPMorgan Chase Bank, National Association
10.5	Guarantee Agreement, dated as of March 18, 2025 by and between FBRED REIT Real Estate Debt Opco, LLC and JPMorgan Chase Bank, National Association
10.6	2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	Signature	Title

May 12, 2025	/s/ Michael Comparato Michael Comparato	Chief Executive Officer, President and Director (Principal Executive Officer)
May 12, 2025	/s/ Jerome Baglien Jerome Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)