Form 10-Q
period 2025-06-30
Franklin BSP Real Estate Debt, Inc.
filed 2025-08-07
CIK 2035428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025
or
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

As of August 7, 2025, there were 4,422,036 shares of our common stock, $0.001 par value, outstanding consisting of 2,395,323 shares of Class G common stock, 1,470,695 shares of Class G-D common stock, 549,418 shares of Class G-S common stock and 6,600 shares of Class E common stock.

FRANKLIN BSP REAL ESTATE DEBT, INC

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands, except share and per share)

	June 30, 2025	December 31, 2024
Assets
Loans receivable, at fair value (includes pledged loans of $124,396 and $0 at June 30, 2025 and December 31, 2024, respectively)	$146,163	$—
Real estate securities, at fair value (includes pledged securities of $57,410 and $0 at June 30, 2025 and December 31, 2024, respectively)	57,426	—
Cash	13,042	26
Restricted cash	23,036	—
Interest receivable	635	—
Other assets	64	—
Total assets	$240,366	$26

Liabilities and Equity
Repurchase agreements, at fair value	$135,876	$—
Interest payable	293	—
Subscriptions received in advance	23,036	—
Due to affiliates	5,973	25
Distributions payable	518	—
Other liabilities	562	—
Total liabilities	166,258	25

Commitments and contingencies (See Note 11)

Equity
Common stock, $0.001 par value per share, 100,000 shares authorized, 40 and 40 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, Class G shares, $0.001 par value per share, 1,770,675 and zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	—
Common stock, Class G-D shares, $0.001 par value per share, 1,230,562 and zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	—
Common stock, Class G-S shares, $0.001 par value per share, 168,500 and zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	76,513	1
Accumulated deficit	(2,408)	—
Total stockholders' equity	74,108	1
Total liabilities and stockholders' equity	$240,366	$26

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Income
Interest income	$2,198	$2,198
Less: interest expense	(1,044)	(1,044)
Net interest income	1,154	1,154
Fee and other income	799	799
Total income	1,953	1,953

Expenses
Financing fees	387	387
Administrative fees	1,520	1,520
Organizational costs	1,053	1,053
Accounting fees	387	387
General and administrative expenses	544	544
Management & performance fees - related party	87	87
Total expenses	3,978	3,978

Other Income
Unrealized gain on real estate securities, at fair value	135	135
Total other income	135	135

Net Loss	(1,890)	(1,890)
Net loss per common share, basic and diluted	$(0.78)	$(0.78)
Weighted average common shares outstanding, basic and diluted	2,412,678	2,412,678

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	$—	$—	$—	$—	$1	$—	$1

Balance at March 31, 2025	$—	$—	$—	$—	$1	$—	$1
Net loss	—	—	—	—	—	(1,890)	(1,890)
Proceeds from issuance of common shares	—	2	1	—	79,331	—	79,334
Offering costs	—	—	—	—	(2,819)	—	(2,819)
Distribution declared on common shares (See note 9)	—	—	—	—	—	(518)	(518)
Balance at June 30, 2025	$—	$2	$1	$—	$76,513	$(2,408)	$74,108

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share data)

For the Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(1,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized (gain) loss on real estate securities, at fair value	(135)
Financing fees	387
Change in assets and liabilities
Increase in interest receivable	(635)
Increase in other receivables	(64)
Increase in interest payable	293
Increase in due to affiliates	3,129
Increase in other liabilities	562
Net cash provided by operating activities	$1,647

Cash flows from investing activities:
Loan origination and funding activities	$(146,163)
Purchases of real estate securities	(57,291)
Net cash used in investing activities	$(203,454)

Cash flows from financing activities:
Net borrowings (paydowns) on repurchase agreements - less than 90 days maturity	$135,876
Financing fees paid	(387)
Proceeds from issuance of common stock	79,334
Subscriptions received in advance	23,036
Net cash provided by financing activities	$237,859

Net increase in cash and restricted cash	$36,052
Cash and restricted cash, beginning of the period	26
Cash and restricted cash, end of the period	$36,078

Reconciliation of cash and restricted cash:
Cash	$13,042
Restricted cash	23,036
Cash and restricted cash, end of the period	$36,078

Supplemental disclosure of cash flow information:
Cash paid for interest	$595

Non-cash activities:
Accrued stockholder servicing fees due to affiliates	$676
Accrued offering costs due to affiliates	2,143
Distributions payable	518

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

Note 1 - Organization
Franklin BSP Real Estate Debt, Inc. (the “Company”) was formed on May 22, 2024 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate high-quality commercial real estate loans.
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
The Company intends to use its proceeds from its private offering of common shares (the “Offering”) to finance the Company’s investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) investments, focused on senior secured, CRE loans across a wide range of geography. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025.
The Company was formed May 22, 2024 and there were no operations during the three and six months ended June 30, 2024, therefore there are no operations, changes in equity, or cash flows presented for the aforementioned periods.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of June 30, 2025.
Restricted Cash
Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent.
Fair Value Option
The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, real estate securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in Loans receivable, at fair value and Repurchase agreements, at fair value on the Consolidated Balance Sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of Net Asset Value (“NAV”) per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares, par value $0.001 per share.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.
The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attributed for certain eligible financial assets and liabilities. In the case of loans and securities investments for which fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Consolidated Statements of Operations within Fee and other income. In the case of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the Consolidated Statements of Operations within Financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any equity-specific costs or fees.
Revenue Recognition
Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms on the instrument. Origination fees and direct loan costs are recorded in income on the Consolidated Statements of Operations within Fee and other income and not deferred.
As of June 30, 2025, the Company has elected the fair value option for each of its outstanding loans. There were no loans outstanding as of December 31, 2024.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred and recorded on the Company’s Consolidated Statements of Operations. Offering costs consist of costs incurred in connection with the offering. Offering costs are recorded as a reduction to paid-in capital when the offering is completed.
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
Under the Advisory Agreement, the Adviser will pay for organization and offering costs incurred prior to the first anniversary of April 1, 2025. The Company will reimburse the Adviser all organization and offering costs paid for by the Adviser in 60 equal monthly installments commencing with the first anniversary of April 1, 2025 or over an alternative time period agreed to by the Company’s Board of Directors (the “Board”) and the Adviser. After the first anniversary of April 1, 2025, the Company will reimburse the Adviser for any organization and offering costs paid on the Company’s behalf as they are incurred.
As of June 30, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $3.2 million recorded in Due to affiliates on the Consolidated Balance Sheets.
Operating Expenses
The Adviser may pay for certain of the Company’s operating expenses prior to the first anniversary of April 1, 2025. All operating expenses paid by the Adviser will be reimbursed by the Company to the Adviser in 60 equal monthly installments commencing on the first anniversary of April 1, 2025 or over an alternative time period agreed to by the Board and the Adviser. If the Adviser pays any operating expenses after the first anniversary of April 1, 2025, the Company will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser during such quarter. However, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in the Advisory Agreement) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four fiscal quarters determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). The Company may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. If the Company’s independent directors do not approve such excess amount as being so justified, the Adviser will reimburse the Company the amount by which the operating expenses exceeded the 2%/25% Guidelines.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

As of June 30, 2025, the Advisor and its affiliates have incurred operating expenses on the Company’s behalf of approximately $0.5 million, recorded in Due to affiliates in the Consolidated Balance Sheets.
Repurchase Agreements
Real estate loans and securities sold under repurchase agreements have been treated as a secured borrowing and accounted for as repo to maturity transaction under ASC 860, Transfers and Servicing, because the Company maintains effective control over the transferred securities as this aligns with the adoption of the accounting policy. Commercial mortgage loans and real estate securities financed through repurchase agreements remain in the Consolidated Balance Sheets as an asset and cash received from the purchaser is recorded as a liability. Interest paid in accordance with repurchase agreements is recorded in Interest expense in the Consolidated Statements of Operations.
Shareholder Servicing Fees
The Company accrues the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during our continuous offering and records the amount as an offset (reduction) to additional paid-in capital in the Consolidated Balance Sheets.
Income Taxes
The Company intends to elect to be treated as a REIT under the Internal Revenue Code beginning with the taxable year ending December 31, 2025. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset CMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. While our investment objectives include avoiding excess borrower concentration, we expect to experience some level of borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad loan portfolio. As of June 30, 2025, there are two borrowers whose aggregate loan balance approximates 24% of our total assets balance.
Segment Reporting
In accordance with FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures the Company operates through a single operating and reporting segment with an investment objective to provide high current income while maintaining downside protection on its investments. The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer/President and the Chief Financial Officer/Chief Operating Officer, and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income under GAAP. The CODM uses net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected in total assets on the accompanying Consolidated Balance Sheets and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

Note 3 - Related Party Transactions
The Company entered into the Advisory Agreement with the Adviser. Pursuant to the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Board.
Advisory Agreement
On April 1, 2025, the Company entered into the Advisory Agreement with the Adviser in which the Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory services to the Company.
Pursuant to the Advisory Agreement, the Company pays the Adviser a fee for investment advisory and management services consisting of two components - a base management fee (“Management Fee”) and performance fee (“Performance Fee”). In addition, the Adviser is also entitled to a portion of certain commitment fees charged to and paid by the borrower on loans originated by the Company.
Management and Performance Fees
As compensation for its services provided pursuant to the Advisory Agreement, the Adviser will be paid a Management Fee equal to 1.25% per annum of the NAV allocable to each class of common shares, except for Class F, F-S, F-D, G, G-S and G-D common shares. The Management Fee for Class F, F-S and F-D common shares is equal to 0.60% per annum of the NAV allocable to each such class of common shares. The Management Fee for Class G, G-S and G-D common shares is equal to 0.55% per annum of the NAV allocable to each such class of common shares. The Management Fee is payable monthly in arrears. In calculating the Management Fee, the Company will use the NAV before giving effect to accruals for the Management Fee, Stockholder Serving Fee, the Performance Fee or any distributions.
The Adviser may be entitled to receive a Performance Fee for each class of common share, other than Class E common shares, which is accrued monthly and payable quarterly in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of Core Earnings (as defined below) for the immediately preceding four calendar quarters (each such period, a "4-Quarter Performance Measurement Period"), subject to a hurdle rate, expressed as an annual rate of return on average Adjusted Capital (as defined in the Advisory Agreement), equal to 5.0% (the "Annual Hurdle Rate"), minus (ii) the sum of any Performance Fees paid to the Adviser with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. The Adviser does not earn a Performance Fee for any calendar quarter until Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed the Annual Hurdle Rate.
As defined in the Advisory Agreement, Core Earnings shall mean for the applicable performance measurement period, the net income (loss), computed in accordance with GAAP, attributable to holders of classes of Common Shares to which the Performance Fee applies, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the Performance Fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Advisor and the Independent Directors and approved by a majority of the Independent Directors.

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
Once the Company’s Core Earnings exceed the Applicable Hurdle Rate, the Adviser is entitled to a “catch-up” fee payable quarterly equal to the amount of Core Earnings in excess of the Applicable Hurdle Rate (as defined in the Advisory Agreement), until the Company’s Core Earnings for the applicable performance measurement period exceed a percentage of average adjusted capital equal to the specified Applicable Hurdle Rate divided by the difference of 1 minus 0.125 for the

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

applicable performance measurement period. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings.
The Management Fee and Performance Fee may be paid, at the Adviser's election, in any combination of cash or common shares with a cash equivalent value (based on NAV per share allocable to such class). If the Adviser elects to receive any portion of its Management Fee or Performance Fee in common shares, the Adviser or any subsequent transferee thereof may elect to have the Company repurchase such common shares from the Adviser or such transferee at a later date at a repurchase price per common share equal to the then NAV per share allocable to such class. Common shares obtained by the Adviser or any subsequent transferee will not be subject to the Company's share repurchase plan, including the repurchase limits or any reduction or penalty for an early repurchase.

Due to Affiliates
The following table detail the components of Due to affiliate as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Accrued organization costs	$1,053	$—
Accrued offering costs	2,143	—
Accrued management fees	84	—
Accrued performance fees	4	—
Accrued administration fees	1,520	—
Accrued shareholder services fees	676	—
Due to advisor	468	—
Other	25	25
Total due to affiliates	$5,973	$25
Accrued Organization and Offering Costs
The Adviser will pay for organization and offering costs incurred prior to the first anniversary of April 1, 2025. The Company will reimburse the Adviser all organization and offering costs paid for by the Adviser in 60 equal monthly installments commencing with the first anniversary of April 1, 2025 or over an alternative time period agreed to by the Board and the Adviser. After the first anniversary of April 1, 2025, the Company will reimburse the Adviser for any organization and offering costs paid on the Company’s behalf as they are incurred.
Accrued Operating Expenses
The Adviser may pay for certain of the Company’s operating expenses prior to the first anniversary of April 1, 2025. All operating expenses paid by the Adviser will be reimbursed by the Company to the Adviser in 60 equal monthly installments commencing on the first anniversary of April 1, 2025 or over an alternative time period agreed to by the Board and the Adviser. If the Adviser pays any operating expenses after the first anniversary of April 1, 2025, the Company will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser during such quarter. The Company received $25,000 from an affiliate of the Adviser for expenses after the Company commences operations. The Company expects to reimburse shortly after it commences operations.
Stockholder Servicing Fees
The Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Franklin Distributors, L.L.C. (the “Dealer Manager”), an affiliate of the Advisor, on January 23, 2025 effective as of September 1, 2024. The Dealer Manager is entitled to receive stockholder servicing fees with respect to certain classes of our common shares, including 0.85% per annum of the aggregate NAV for each of the Class F-S shares and Class G-S shares and 0.25% per annum of the aggregate NAV for each of the Class F-D shares and Class G-D shares.
The Dealer Manager anticipates that substantially all of the stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and six months ended June 30, 2025, the Dealer Manager did not retain any stockholder servicing fees.
The Company accrues the estimated amount of the future stockholder servicing fees payable to the Dealer Manager. Accrued stockholder servicing fees were $0.7 million at June 30, 2025. There was no accrued stockholder servicing fees at December 31, 2024.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

Note 4 - Investments in Loans Receivable
At June 30, 2025, the Company’s held for investment loan portfolio is as follow:

(in thousands, except interest rates)
Description	Location	Origination Date	Interest Rate (1)	Loan Commitment (2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date (3)
Multifamily	Texas	3/26/2025	10.32%	23,806	1,326	1,326	I/O	10/9/2029
Multifamily	Texas	3/26/2025	19.57%	4,596	255	255	I/O	10/9/2029
Industrial	Various	4/7/2025	8.37%	27,360	27,360	27,360	I/O	4/9/2030
Industrial	Various	4/7/2025	14.32%	4,560	4,560	4,560	I/O	4/9/2030
Multifamily	Texas	4/11/2025	7.32%	7,500	7,500	7,500	I/O	4/9/2030
Hospitality	Florida	5/14/2025	8.82%	7,500	7,500	7,500	I/O	5/9/2030
Hospitality	South Carolina	4/16/2025	8.57%	7,500	7,500	7,500	I/O	5/9/2028
Multifamily	Texas	4/30/2025	7.12%	7,500	7,500	7,500	I/O	5/9/2028
Multifamily	California	5/8/2025	10.82%	41,188	27,599	27,599	I/O	5/9/2029
Multifamily(4)	California	5/8/2025	14.00%	10,196	—	—	I/O	5/9/2029
Multifamily	California	5/22/2025	6.97%	22,558	22,558	22,558	I/O	6/9/2030
Multifamily	California	5/30/2025	10.57%	7,500	6,226	6,226	I/O	6/9/2029
Multifamily	North Carolina	5/30/2025	7.57%	7,500	6,279	6,279	I/O	6/9/2030
Multifamily	North Carolina	6/13/2025	7.27%	10,000	10,000	10,000	I/O	6/9/2028
Multifamily	Texas	6/30/2025	7.32%	10,000	10,000	10,000	I/O	7/9/2030
			8.67%	$199,264	$146,163	$146,163
(1)Represents the interest rate for each loan at June 30, 2025. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus spread. At June 30, 2025, the one-month SOFR was 4.32%.
(2)Loan commitment consist of outstanding principal balance plus unfunded loan commitments for each loan.
(3)Maximum maturity date assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)Loan has a fixed rate of 14.00%.
The Company did not have investments in loans receivable at December 31, 2024.
Note 5 - Investments in Real Estate Securities
The following is a summary of the Company’s investments in real estate securities, at fair value at June 30, 2025:

	CMBS Bonds
(in thousands, except interest rates)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
CMBS Bonds	10	1 month SOFR	7.51%	5.33	57,410	57,426
The Company did not have investments in real estate securities at December 31, 2024.
The Company reports CMBS bonds at fair value on the Consolidated Balance Sheets with changes in fair value recorded in Unrealized gain (loss) on real estate securities, at fair value in the Consolidated Statements of Operations.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

The following table shows the amortization cost, unrealized gain (loss) and fair value of the Company’s CMBS bonds at June 30, 2025:

(in thousands)	Amortized Costs	Unrealized Gain	Unrealized Loss	Fair Value
CMBS Bonds	57,291	138	(3)	57,426
The Company did not have investments in real estate securities at December 31, 2024.
Note 6 - Repurchase Agreements
The following table presents the value of repurchase agreements, at fair value at June 30, 2025:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	4.45%	250,000	233,352	16,648	16,648	21,280	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	5.86%	250,000	178,068	71,932	71,932	103,116	3/18/2027	3/18/2030
FBRED REIT High Yield Securities, LLC (3)	0.94%	n/a	n/a	47,296	47,296	57,410	30 days	30 days
Total	3.97%			135,876	135,876	181,806
(1)Represents the weighted average interest rate at June 30, 2025.
(2)Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.
(3)Borrowings are tied to real estate securities with a 30-day repurchase maturity term, which automatically renew, subject to administrative covenants.
The Company did not have outstanding repurchase agreements at December 31, 2024.
Borrowings under the Company’s repurchase agreements bear interest at one-month term SOFR plus a spread. At June 30, 2025, the one-month SOFR was 4.32%. Our repurchase agreements are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of June 30, 2025.
Repurchase Agreement Facilities
On March 17, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT High Yield Securities, LLC, entered into a Master Repurchase Agreement (the “MRA”) with J.P. Morgan Securities LLC. Under the MRA, there is no maximum aggregate commitment. There is no initial maturity date of the MRA, however the borrowings are tied to real estate securities with 30-day repurchase maturity terms.
On March 18, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT JWH Seller, LLC (“JWH”), entered into an Uncommitted Master Repurchase Agreement (the “Uncommitted MRA”) with J.P. Morgan Chase Bank, National Association. The Uncommitted MRA provides up to $250 million of advances. At the Company’s option, the Uncommitted MRA may be upsized to provide up to $500 million in advances. The initial maturity date of the Uncommitted MRA is March 18, 2027.
On May 8, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT BWH Seller, LLC, entered into an MRA with Barclays Bank PLC. The MRA provides up to $250 million of advances. The initial maturity date of the MRA is May 8, 2028.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

The following table represents the future principal payments under the Company’s outstanding repurchase agreements at June 30, 2025:

(in thousands)
Year	Amount
2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	135,876
Total	$135,876

Note 7 - Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement (“ASC 820”), fair value is defined as the price that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
Each financial asset and liability is assigned a level based upon the observability of the inputs which are significant to the overall valuation. The three-tier hierarchy of inputs is summarized below:
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Other significant observable inputs (including quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk, etc.).
•Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities at the reporting date).
Valuation of Financial Assets and Liabilities Measured at Fair Value
The Company measures the fair value of its loans receivable and repurchase agreements using a discounted cash flow analysis unless observable market data is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, the Company has determined that the fair values of loans receivable and repurchase agreements valued using a discount cash flow analysis should be classified as Level 3 of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified as Level 2 of the fair value hierarchy. Mortgage loans classified as Level 3 are transferred to Level 2 if securitization pricing becomes available. The Company obtains third party pricing for determining the fair value of real estate securities, resulting in a Level 2 classification.
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets at June 30, 2025 by their level in the fair value hierarchy:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Loans receivable, at fair value	$—	$—	$146,163	$146,163
Real estate securities, at fair value	—	57,426	—	57,426
Total	$—	$57,426	$146,163	$203,589

Financial Liabilities:
Repurchase agreements, at fair value	$—	$—	$135,876	$135,876
Total	$—	$—	$135,876	$135,876

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

The Company did not have financial assets and liabilities carried at fair value at December 31, 2024.
Valuation of Loans Receivable, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s loans receivable at June 30, 2025:

(in thousands)	June 30, 2025
Beginning balance at January 1, 2025	$—
Loan originations and fundings	146,163
Unrealized gain (loss) on loans receivable	—
Balance at June 30, 2025	$146,163
The Company did not have investments in loans receivable measured at fair value during the year ended December 31, 2024.
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at June 30, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Loans receivable, at fair value - Senior	121,348	Discounted Cash Flow	Discount Rate	4.44%	2.67% - 6.64%
Loans receivable, at fair value - Senior	20,000	Recent Transaction	n/a	n/a	n/a
Loans receivable, at fair value - Mezzanine	4,815	Discounted Cash Flow	Discount Rate	10.48%	10.20% - 15.48%
Loans receivable, at fair value - Mezzanine	0	Recent Transaction	n/a	n/a	n/a
	$146,163
The Company did not have Loans receivable, at fair value at December 31, 2024.
Valuation of Repurchase Agreements, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s repurchase agreements at June 30, 2025:

(in thousands)	June 30, 2025
Beginning balance at January 1, 2025	$—
Borrowings under repurchase agreements	153,085
Repayment under repurchase agreements	(17,209)
Balance at June 30, 2025	$135,876
The Company did not have repurchase agreements measured at fair value during the year ended December 31, 2024.
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s repurchase agreements at June 30, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Repurchase agreements, at fair value	$83,920	Discounted Cash Flow	Discount Rate	2.16%	0.75% - 3.50%
Repurchase agreements, at fair value	51,956	Recent Transaction	n/a	n/a	n/a
	135,876
The Company did not have Repurchase agreements, at fair value at December 31, 2024.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

Note 8 - Other Assets and Other Liabilities
The following table summarizes the components of Other assets:

(in thousands)	June 30, 2025	December 31, 2024
Exit fee receivables	$64	$—
Total other assets	$64	$—
The following table summarizes the component of Other liabilities:

(in thousands)	June 30, 2025	December 31, 2024
Accrued expenses	$487	$—
Directors compensation payable	75	—
Total other liabilities	$562	$—
Note 9 - Stockholders’ Equity
Authorized Capital
As of May 22, 2024, the Company was authorized to issue 0.1 million shares of common stock, par value $0.001 per share. On March 27, 2025, the Company amended it Articles of Incorporation, pursuant to which the Company is authorized to issue 3.2 billion shares, consisting of 3.1 billion shares of common stock, par value of $0.001 per share, 500 million shares of common stock classified as Class I common stock and 100.0 million shares of preferred stock, par value of $0.001 per share.
Effective April 1, 2025, the Company supplemented its Articles of Incorporation to classify 100 million of its common shares as Class F common stock, 400 million of its common shares as Class F-D common stock, 400 million of its common shares as Class F-S common stock, 100 million of its common shares as Class G common stock, 400 million of its common shares as Class G-D common stock, 400 million of its common shares as Class G-S common stock and 200 million of its common shares as Class E common stock.
The Company has commenced a continuous private offering, pursuant to which it offers and sells to a limited number of investors various classes of its common shares. The classes of common shares may have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as well as different management fees and performance participation allocations. The initial per share purchase price for shares of the Company’s common shares in the offering was equal to the most recently determined NAV per share for the applicable class (which was deemed to be $25.00 until the last calendar day of the month during which the Company makes its first investment, which was April 1, 2025) plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of our common shares varies and will generally equal the prior month’s NAV per share for each applicable class, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Common Shares
On April 1, 2025 the Company completed its first closing of its private offering of common shares.
The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the three months ended June 30, 2025:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Total
Shares outstanding at March 31, 2025	40	—	—	—	40
Common shares issued	—	1,770,675	1,230,562	168,500	3,169,737
Shares outstanding at June 30, 2025	40	1,770,675	1,230,562	168,500	3,169,777
Proceeds from issuance of common shares (in thousands)	$1	$44,356	$30,765	$4,212	$79,334

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the six months ended June 30, 2025:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Total
Shares outstanding at December 31, 2024	40	—	—	—	40
Common shares issued	—	1,770,675	1,230,562	168,500	3,169,737
Shares outstanding at June 30, 2025	40	1,770,675	1,230,562	168,500	3,169,777
Proceeds from issuance of common shares (in thousands)	$1	$44,356	$30,765	$4,212	$79,334
There were no outstanding common shares at June 30, 2024.
Share Repurchase Plan
The Company has adopted a share repurchase plan whereby stockholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. However, the share repurchase plan is discretionary and the Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter. In addition, the Company’s ability to fulfill repurchase requests is subject to a number of limitations, including whether there is sufficient cash available to meet such requests. As a result, share repurchases may not be available each calendar quarter. Repurchases will be made at the transaction price in effect on the repurchase date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan (“DRIP”).
The aggregate NAV of total repurchases of common stock (excluding any Early Repurchase Deduction) is limited to no more than 5% of the aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding month). Shares issued to the Adviser pursuant to the Advisory Agreement are not subject to these repurchase limitations.
In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any calendar quarter under the share repurchase plan, shares repurchased at the end of the calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
Under the share repurchase plan, the Board may make exceptions to, amend, suspend (including indefinitely) or terminate the share repurchase plan at any time if it deems such action to be in the Company’s best interest and the best interests of the stockholders.
The Company may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and there are no limits on the amounts the Company may pay from such sources. Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing its liquid assets in real estate or other investments rather than repurchasing its shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all.
For the three and six months ended June 30, 2025, the Company did not receive any repurchase requests.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. The per share purchase price for shares purchased under the distribution reinvestment plan is equal to the transaction price at the time the distribution is payable.

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

Distributions
The following table details the aggregate distributions declared for the Company’s common shares for both the three and six months ended June 30, 2025:

	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S
Aggregate gross distribution declared per common share	$0.1667	$0.1667	$0.1667
Stockholder servicing fee per common share	$—	$(0.0060)	$(0.0178)
Net distributions declared per common share	$0.1667	$0.1607	$0.1489
The Company did not declare a distribution during the three and six months ended June 30, 2024.
Note 10 - Earnings Per Common Share
Earnings per common share for the three and six months ended June 30, 2025 is computed as presented in the table below:

(in thousands, except share and per share amounts)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Basic and Diluted
Net income (loss) available to common stockholders	$(1,890)	$(1,890)
Weighted average common shares outstanding	2,412,678	2,412,678
Basic and diluted earnings per common share	$(0.78)	$(0.78)
Note 11 - Commitments and Contingencies
Commitments
As of June 30, 2025, the Company had unfunded commitments on delayed draw term loans of $53.1 million. As of June 30, 2025, the Company’s unfunded commitments consisted of the following:

(in thousands)
Investment Type	Collateral Type	Commitment Type	Total Commitment	Remaining Commitment
Senior Mortgage	Multifamily	Delayed Draw	$23,806	$22,480
Mezzanine	Multifamily	Delayed Draw	4,596	4,340
Senior Mortgage	Multifamily	Delayed Draw	41,188	13,589
Mezzanine	Multifamily	Delayed Draw	10,196	10,196
Senior Mortgage	Multifamily	Delayed Draw	7,500	1,275
Senior Mortgage	Multifamily	Delayed Draw	7,500	1,221
Total			$94,786	$53,101
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

FRANKLIN BSP REAL ESTATE DEBT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2025

Note 12 - Dependency
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
Note 13 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to June 30, 2025.
Common Shares
Subsequent to June 30, 2025, and in connection with the Company’s continuous private offering, the Company issued shares of its Class G common stock, Class G-D common stock and Class G-S common stock.
These offers and sales of the Class G common stock, Class G-D common stock and Class G-S common stock were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation D thereunder.
The following table details the shares issued between July 1, 2025 and August 7, 2025:

(in thousands, except share amounts)	Common Shares		DRIP
Title of Securities	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
Class G Common Stock	617,545	$15,630	7,102	$180
Class G-D Common Stock	232,663	5,858	7,471	188
Class G-S Common Stock	380,329	9,675	589	15
Class E Common Stock	6,600	165	—	—
Total	1,237,137	$31,328	15,162	$383
Distributions Declared
The following table summarizes subsequent payments related to distributions on common stock declared by the Board as of the record dates noted. Net distributions paid (after any servicing fees) from July 1, 2025 through August 7, 2025 were $0.5 million, and were paid in cash or reinvested in the applicable class of common stock for stockholders participating in the Company’s distribution reinvestment plan.

Record Date	Declaration Date	Payment Date	Distributions Per Share	Share Class
June 30, 2025	June 24, 2025	July 16, 2025	$0.1667	G, G-D, G-S
July 31, 2025	June 24, 2025	August 15, 2025	$0.1667	G, G-D, G-S
August 29, 2025	June 24, 2025	September 15, 2025	$0.1667	G, G-D, G-S

Repurchase Agreement
On July 30, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT WWH Seller, LLC, entered into a Master Repurchase Agreement (the “MRA”) with Wells Fargo Bank, National Association. The MRA provides up to $150 million of advances. The initial maturity date of the MRA is July 30, 2027, which may be extended for up to three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Overview
We are a Maryland corporation that was formed on May 22, 2024. We intend to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2025. We are externally managed by Benefit Street Partners, L.L.C. (“Adviser”).
We intend to use our proceeds from our private offering of common stock to finance our investment objectives. We seek to achieve attractive risk-adjusted returns while preserving capital by primarily originating senior floating-rate mortgage loans, but also by investing in other real estate-related assets, including subordinated mortgage loans, mezzanine loans, and participations in such loans, commercial real estate securities, including commercial mortgage-backed securities (“CMBS”), equity or equity-linked securities in real estate operating companies, and net leased properties.
We intend to target middle market companies, which we generally define as companies that have loans between $25 million and $100 million, although we may invest in larger or smaller companies. We will invest across a mix of asset classes, but intend to focus on lending in the multifamily space. To a lesser extent, we may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and collateralized loan obligations (“CLOs”).
We seek to focus on a flexible mix of credit and other real estate investments associated with high-quality assets to generate current cash flow. We seek to identify attractive risk-reward investment opportunities with a focus on financing middle market investments.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our business, other than those referred to in this Quarterly Report on Form 10-Q.
Q2 2025 Highlights
Capital Activity and Distributions
•Raised approximately $79.3 million of net proceeds from the sale of our common shares through the continuous offering during the quarter ended June 30, 2025.
•Declared monthly net distributions totaling approximately $0.5 million for the quarter ended June 30, 2025.

Investments
•During the quarter ended June 30, 2025, originated 12 floating rate commercial real estate loans with a total commitment amount of $160.9 million and total outstanding principal amount of $144.6 million at June 30, 2025 and one fixed rate commercial real estate loan with a total commitment amount of $10.2 million, with no outstanding balance at June 30, 2025.
•During the quarter ended June 30, 2025, invested in 10 floating rate CMBS bonds with a total principal balance of $57.4 million and total fair value of $57.4 million at June 30, 2025.
Financing Activity
•Entered into a repurchase agreement facility with Barclays Bank PLC. The repurchase agreement has a maximum facility size of $250.0 million and bears interest at 4.45%.
•Received net borrowings of $135.9 million from our repurchase agreements during the quarter ended June 30, 2025.
Financial Condition
Investment Activities
Investments in Loans Receivable
As of June 30, 2025, we have originated 15 commercial real estate loans. The following table details the statistics of our loans receivable portfolio as of June 30, 2025:

(in thousands, except interest rates)
Description	Location	Origination Date	Interest Rate (1)	Loan Commitment (2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date (3)
Multifamily	Texas	3/26/2025	10.32%	$23,806	$1,326	$1,326	I/O	10/9/2029
Multifamily	Texas	3/26/2025	19.57%	4,596	255	255	I/O	10/9/2029
Industrial	Various	4/7/2025	8.37%	27,360	27,360	27,360	I/O	4/9/2030
Industrial	Various	4/7/2025	14.32%	4,560	4,560	4,560	I/O	4/9/2030
Multifamily	Texas	4/11/2025	7.32%	7,500	7,500	7,500	I/O	4/9/2030
Hospitality	Florida	5/14/2025	8.82%	7,500	7,500	7,500	I/O	5/9/2030
Hospitality	South Carolina	4/16/2025	8.57%	7,500	7,500	7,500	I/O	5/9/2028
Multifamily	Texas	4/30/2025	7.12%	7,500	7,500	7,500	I/O	5/9/2028
Multifamily	California	5/8/2025	10.82%	41,188	27,599	27,599	I/O	5/9/2029
Multifamily(4)	California	5/8/2025	14%	10,196	—	—	I/O	5/9/2029
Multifamily	California	5/22/2025	6.97%	22,558	22,558	22,558	I/O	6/9/2030
Multifamily	California	5/30/2025	10.57%	7,500	6,226	6,226	I/O	6/9/2029
Multifamily	North Carolina	5/30/2025	7.57%	7,500	6,279	6,279	I/O	6/9/2030
Multifamily	North Carolina	6/13/2025	7.27%	10,000	10,000	10,000	I/O	6/9/2028
Multifamily	Texas	6/30/2025	7.32%	10,000	10,000	10,000	I/O	7/9/2030
				$199,264	$146,163	$146,163
(1)Represents the interest rate for each loan at June 30, 2025. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus spread. At June 30, 2025, the one-month SOFR was 4.32%.
(2)Loan amounts consist of outstanding principal balance plus funded loan commitments for each loan.
(3)Maximum maturity date assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)Loan has a fixed rate of 14%.

Investments in Real Estate Securities
The following table details the statistics of our real estate securities portfolio as of June 30, 2025:

	CMBS Bonds
(in thousands, except interest rates)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
CMBS Bonds	10	1 month SOFR	7.51%	5.33	$57,410	$57,426
Financing Activities
We finance the majority of our loan portfolio through repurchase agreements. As of June 30, 2025, we had three repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. These facilities had a weighted average borrowing rate of 3.97% at June 30, 2025.
The table below summarizes our repurchase agreement borrowings at June 30, 2025:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	4.45%	$250,000	$233,352	$16,648	$16,648	$21,280	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	5.86%	250,000	178,068	71,932	71,932	103,116	3/18/2027	3/18/2030
FBRED REIT High Yield Securities, LLC (3)	0.94%	n/a	n/a	47,296	47,296	57,410	30 days	30 days
Total	3.97%			$135,876	$135,876	$181,806
(1)Represents the weighted average interest rate at June 30, 2025.
(2)Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.
(3)Borrowings are tied to real estate securities with a 30-day repurchase maturity term, which automatically renew, subject to administrative covenants.
Borrowings under the Company’s repurchase agreements bear interest at one-month term SOFR plus a spread. At June 30, 2025, the one-month SOFR was 4.32%.
Each of our repurchase agreements contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum interest coverage ratio covenant, minimum tangible net worth covenant, cash liquidity covenant and maximum Leverage Ratio covenant.
As of June 30, 2025, we were in compliance with the covenants of our financing facilities.
Results of Operations
There were no operations for the year ended December 31, 2024 and the three months ended March 31, 2025.
For the six months ended June 30, 2025:
•Financing fees were $0.4 million. These fees are related to the various debt obligations we entered into as part of initial loan originations.
•Administrative fees were $1.5 million. These fees were predominately personnel and other Advisor costs of providing services pursuant to the Advisory Agreement.
•Total income of $2.0 million, and consisted of interest income of $2.2 million, interest expense of $1.0 million and fee and other income of $0.8 million (predominantly origination fees).
•Organization costs were approximately $1.1 million. These costs have been advanced by the Adviser and paid on our behalf. We will commence reimbursement of the advances to the Adviser in April 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter.

•Total other income of $0.1 million for the period is related to the remeasurement of the real estate securities at fair value as of June 30, 2025.
•Offering costs incurred were approximately $2.8 million. Under generally accepted accounting principles in the United States of America (“GAAP”), these costs are charged directly against stockholders’ equity. These costs have been advanced by the Adviser and paid on our behalf. We will commence reimbursement of the advances to the Adviser in April 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter.
•In addition, accrued stockholder servicing fees were approximately $0.7 million and were charged directly against stockholders’ equity.
Our net loss for the period six month ended June 30, 2025 was approximately $1.9 million or $(0.78) per weighted average common share (basic).
Liquidity And Capital Resources
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make new investments where appropriate, pay distributions to our stockholders and other general business needs. We believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for the next twelve months and beyond.
Our initial closing of our private offering occurred on April 1, 2025, at which time we commenced our principal operations.
Since the initial closing of our private offering of our common stock occurred on April 1, 2025, we have issued common stock for a total of $110.9 million through August 7, 2025. We expect to have subsequent closings of common stock through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in our target assets consistent with our investment objectives. In addition, we expect to obtain debt financing on our assets consistent with our financing strategy, and intend to use the proceeds to make additional investments in our target assets.
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
Our primary use of cash will be for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, CMBS and other commercial real estate-related debt investments, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions (if any) to the holders of our shares to the extent declared by our Board of Directors (the “Board”).
We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code (“Code”) commencing with our taxable year ending December 31, 2025. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain, and we must distribute 100% of our taxable income to avoid federal income tax payment obligations. These requirements will restrict our ability to retain cash flow to fund future liquidity needs.
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
Our primary sources of liquidity include cash and available borrowings under our repurchase agreements. The following table summarizes amounts available under these sources at June 30, 2025:

(in thousands)	June 30, 2025
Cash	$13,042
Available borrowings on undrawn repurchase agreements	411,420
Total available liquidity and capital resources	$424,462

Contractual Obligations and Commitments
The following table shows our payment obligations for repayment of debt at June 30, 2025:

(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years	Total
Repurchase agreements	$—	$—	$88,580	$47,296	$135,876
Total	$—	$—	$88,580	$47,296	$135,876
In the ordinary course of business, we may enter into future funding commitments. At June 30, 2025, we had unfunded commitments on delayed draw term loans of $53.1 million. At June 30, 2025 the Company’s unfunded commitments consisted of the following:

(in thousands)
Investment Type	Collateral Type	Commitment Type	Total Commitment	Remaining Commitment
Senior Mortgage	Multifamily	Delayed Draw	$23,806	$22,480
Mezzanine	Multifamily	Delayed Draw	4,596	4,340
Senior Mortgage	Multifamily	Delayed Draw	41,188	13,589
Mezzanine	Multifamily	Delayed Draw	10,196	10,196
Senior Mortgage	Multifamily	Delayed Draw	7,500	1,275
Senior Mortgage	Multifamily	Delayed Draw	7,500	1,221
Total			$94,786	$53,101
Cash Flows
The following table summarizes the changes in cash and restricted cash for the six months ended June 30, 2025:

(in thousands)	For the Six Months Ended June 30, 2025
Net cash provided by operating activities	$1,647
Net cash used in investing activities	(203,454)
Net cash provided by financing activities	237,859
Net increase in cash and restricted cash	$36,052
Cash flows provided by operating activities were $1.6 million and were primarily due to interest income and origination fees earned on the loans receivable and real estate securities during the six months ended June 30, 2025.
Cash flows used in investing activities were $203.4 million and were primarily related to the origination of loans and real estate securities during the six months ended June 30, 2025.
Cash flows provided by financing activities were $237.9 million and were primarily related to proceeds received from repurchase agreements and issuance of common stock during the six months ended June 30, 2025.
Net Asset Value (“NAV”) and NAV Per Share Calculation
We calculate our NAV each month in accordance with valuation guidelines approved by the Board. We calculate our NAV for each class of shares based on the net asset values of our investments (including but not limited to commercial real estate loans and debt securities), the addition of any other assets (such as cash, restricted cash, receivables, and other assets obtained in the ordinary course of business), and the deduction of any liabilities (including but not limited to financing facilities, payables, and other liabilities incurred in the ordinary course of business). NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differs from GAAP. NAV is not equivalent to stockholders’ equity or any other GAAP measure.

The following table details the major components of our NAV as of June 30, 2025:

(in thousands, except share data)
Components of NAV	June 30, 2025
Loans receivable, at fair value	$146,163
Real estate securities, at fair value	57,426
Cash	13,042
Restricted cash	23,036
Interest receivable	635
Other assets (1)	420
Repurchase agreements, at fair value	(135,876)
Interest payable	(293)
Subscription received in advance	(23,036)
Due to affiliates (2)	(705)
Accrued stockholder serving fees (3)	(8)
Distribution payable	(518)
Other accrued liabilities	(562)
Net asset value	$79,724
Number of outstanding shares (all classes)	3,169,777
(1)Other assets represents exit fee receivable and unamortized debt facility costs. In accordance with the fair value option under GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the life of the debt facility, therefore included in the above amount.
(2)Due to affiliates excludes $4.6 million advanced by the Adviser for organizational, offering and operating expenses.
(3)Accrued stockholder servicing fee represents the accrual for the full cost of the stockholder servicing fee for Class G-D and Class G-S shares. Under GAAP, we accrued an estimate of the full cost of the stockholder servicing fees over the life of each share as an offering cost at the time we sold each of the Class G-D and Class G-S shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis.
The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2025:

(in thousands, except share amounts and per share data)	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Total
Net Asset Value	$44,663	$30,857	$4,204	$79,724
Number of outstanding shares	1,770,675	1,230,562	168,500	3,169,737
NAV per share	$25.22	$25.08	$24.95
Reconciliation of Stockholders’ Equity to NAV
Despite being a well-recognized term across many industries as a practical expedient for measuring the fair value of certain investments, NAV is not a measure used under GAAP. As described above, our monthly NAV is determined in accordance with valuation guidelines that we believe are consistent with industry practice and have been approved by the Board, but the treatment of certain assets and liabilities used for the determination of NAV under these guidelines differs from GAAP. Thus, our NAV is not equivalent to Stockholders’ equity or any other GAAP measure.
The following table reconciles GAAP stockholders’ equity per our Consolidated Balance Sheets to our NAV at June 30, 2025:

(in thousands)	June 30, 2025
Stockholders' equity	$74,108
Adjustments:
Advanced organization, offering and operating costs	4,593
Accrued stockholder servicing fees not currently payable (1)	668
Unamortized debt issuance costs	355
NAV	$79,724

(1)We have accrued stockholder servicing fees totaling $0.7 million of which $8,000 is currently payable to the Dealer Manager as of June 30, 2025.
Given their timing and substantial size, reflecting organizational, offering and operating expense in NAV when incurred can be overly punitive to the NAV per share of early investors and reduce cash available for new investments that will inure to the benefit of later investors. To help mitigate the impact of this timing difference, the Adviser incurred the bulk of these costs on our behalf and agreed to allow them to be repaid after the first anniversary of the initial closing of our private offering ratably over 60 months. Under the terms of our advisory agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees). We will decrease our NAV by the amount of each monthly repayment made to the Adviser during the reimbursement period. These costs were expensed as incurred in our GAAP financial statements.
Under the terms of our agreement, the Dealer Manager is entitled to receive upfront selling commissions for certain classes of common stock, including Class F-S, Class F-D, Class G-S and Class G-D shares and stockholder servicing fees for certain classes of our common stock, including Class F-S, Class F-D, Class G-S and Class G-D shares sold in the continuous offering. Under GAAP, we accrue the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during the continuous offering and treat the amount as an offset (reduction) to Additional paid-in capital. As the actual monthly amounts are remitted to the Dealer Manager, the NAV is reduced by a corresponding amount.
We have elected the fair value option for our financing facilities and expense debt issuance costs in accordance with GAAP. However, when calculating our NAV, we capitalize debt issuance and other financing costs as incurred and expense the costs over the life of the financing facility so that the costs to maintain the facility are borne by all investors who benefit from its use, rather than just those who were invested during the period in which the facility was implemented.
Distributions
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Code. Distributions are at the discretion of the Board and include a review of earnings, cash flow, liquidity and capital resources.
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The initial closing of our private offering occurred on April 1, 2025, at which time we commenced our principal operations.
The following table summarizes our distributions declared during the three and six months ended June 30, 2025:

	Three and Six Months Ended June 30, 2025
(in thousands)	Amount	Percentage
Distributions
Payable in cash	$135	26%
Reinvested in shares	383	74%
Total distribution	$518	100%
Sources of Distributions
Cash flows from operating activities	$518	100%
Offering proceeds	—	—%
Total sources of distribution	$518	100%

Net cash provided by operating activities	$1,647
The table below details the net distribution per share declared for each of our common share classes for the six months ended June 30, 2025:

Record Date	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S
June 30, 2025	$0.1667	$0.1607	$0.1489

Critical Accounting Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting estimates are those that require the application of management’s most difficult, subjective or complex judgments on matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.
Valuation of Investments in Commercial Loans
The Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy, The Adviser, subject to the oversight of the Board, has the day-to-day responsibility for implementing the portfolio valuation process that is set forth in our valuation policies.
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
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:

·	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by the Board;

·	The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and

·	The Adviser determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).
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
New Tax Legislations
Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the “Code”), (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.
Related Party Transactions
We have entered into an advisory agreement with Benefit Street Partners, L.L.C. See Note 3 - Related Party Transactions to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The Adviser may be entitled to receive a Performance Fee for each class of common share except Class E common shares, which is accrued monthly and payable quarterly in arrears. Refer to “Note 3 - Related Party Transactions - Management and Performance Fees” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of how our performance fee is computed.
For the six months ended June 30, 2025 Performance Fees were approximately $4,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a smaller reporting company.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2025, we were not subject to any material legal proceedings.

ITEM 1A. RISK FACTORS
Our potential risks and uncertainties are presented in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. There have been no material changes from these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
We are engaged in a continuous private offering of our common stock to “accredited investors” (as defined in Regulation D under the Securities Act) made pursuant to the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder and applicable state securities laws.
The following table details the common shares sold pursuant to our ongoing private offering during the six months ended June 30, 2025:

(in thousands, except share amounts)	Number of Common Shares Sold
Date Shares Sold	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Aggregate Consideration
April 1, 2025	1,202,888	176,600	—	$34,487
May 1, 2025	195,412	1,050,000	55,000	32,519
June 2, 2025	372,375	3,962	113,500	12,375
Total	1,770,675	1,230,562	168,500	$79,381
Share Repurchases
The Board has adopted a share repurchase plan. Refer to “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities—Share Repurchase Plan” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025, for information regarding the terms of our share repurchase plan. During the quarter ended June 30, 2025, we did not repurchase shares pursuant to the share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.2	Master Repurchase Agreement, dated as of May 8, 2025 by and between FBRED REIT BWH Seller, LLC and Barclays Bank PLC
10.3	Guarantee Agreement, dated as of May 8, 2025 by and between FBRED REIT Real Estate Debt Opco, LLC, FBRED REIT BWH Seller, LLC and Barclays Bank PLC
10.4	Master Repurchase Agreement, dated as of July 30, 2025 by and between FBRED REIT WWH Seller, LLC and Wells Fargo Bank, National Association
10.5	Guarantee Agreement, dated as of July 30, 2025 by Franklin BSP Real Estate Debt, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	Signature	Title

August 7, 2025	/s/ Michael Comparato Michael Comparato	Chief Executive Officer, President and Director (Principal Executive Officer)
August 7, 2025	/s/ Jerome Baglien Jerome Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)