Form 10-Q
period 2025-09-30
Franklin BSP Real Estate Debt, Inc.
filed 2025-11-07
CIK 2035428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number - 000-56705

FRANKLIN BSP REAL ESTATE DEBT, INC.
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

As of November 7, 2025, there were 6,279,010 shares of our common stock, $0.001 par value, outstanding consisting of 40 shares of common stock, 3,150,806 shares of Class G common stock, 1,737,878 shares of Class G-D common stock, 1,382,552 shares of Class G-S common stock and 7,734 shares of Class E common stock.

FRANKLIN BSP REAL ESTATE DEBT, INC.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements and Notes (Unaudited)	2
Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	2
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and three months ended September 30, 2024 and for the Period from May 22, 2024 (date of inception) through September 30, 2024 (Unaudited)	3
Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2025 and three months ended September 30, 2024 and for the Period from May 22, 2024 (date of inception) through September 30, 2024 (Unaudited)	4
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period May 22, 2024 (date of inception) through September 30, 2024 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	35
Signatures	36

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands, except share and per share)

	September 30, 2025	December 31, 2024
Assets
Loans receivable, at fair value (includes pledged loans of $164,867 and $0 at September 30, 2025 and December 31, 2024, respectively)	$188,224	$—
Real estate securities, at fair value (includes pledged securities of $27,201 and $0 at September 30, 2025 and December 31, 2024, respectively)	74,328	—
Cash	18,821	26
Restricted cash	12,314	—
Interest receivable	833	—
Prepaid expenses and other assets	223	—
Total assets	$294,743	$26

Liabilities and Equity
Repurchase agreements, at fair value	$148,096	$—
Subscriptions received in advance	12,314	—
Due to affiliates	8,672	25
Distributions payable	855	—
Interest payable	353	—
Accrued expenses and other liabilities	750	—
Total liabilities	171,040	25

Commitments and contingencies (See Note 11)

Equity
Common stock, $0.001 par value per share, 100,000 shares authorized, 40 and 40 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, Class G shares, $0.001 par value per share, 2,731,490 and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	—
Common stock, Class G-D shares, $0.001 par value per share, 1,537,002 and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	—
Common stock, Class G-S shares, $0.001 par value per share, 955,237 and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	—
Common stock, Class E shares, $0.001 par value per share, 7,717 and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	127,258	1
Accumulated deficit	(3,561)	—
Total stockholders' equity	123,703	1
Total liabilities and stockholders' equity	$294,743	$26

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	For the Period May 22, 2024 (date of inception) through September 30, 2024
Income
Interest income	$4,896	$—	$7,094	$—
Less: interest expense	(2,230)	—	(3,274)	—
Net interest income	2,666	—	3,820	—
Fee and other income	446	—	1,245	—
Total income	3,112	—	5,065	—

Expenses
Administrative fees	464	—	1,984	—
Organizational costs	—	—	1,053	—
General and administrative expenses	368	—	912	—
Accounting fees	168	—	555	—
Financing fees	795	—	1,182	—
Management & performance fees - related party	482	—	569	—
Total expenses	2,277	—	6,255	—

Other Income
Unrealized gain on real estate securities, at fair value	265	—	400	—
Total other income	265	—	400	—

Net Income (Loss)	1,100	$—	(790)	$—
Net income (loss) per common share, basic and diluted	$0.24	$—	$(0.23)	$—
Weighted average common shares outstanding, basic and diluted	4,574,684	40	3,499,588	40

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

For the three months ended September 30, 2025:
	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2025	$—	$2	$1	$—	$—	$76,513	$(2,408)	$74,108
Net income	—	—	—	—	—	—	1,100	1,100
Proceeds from issuance of common shares	—	1	1	1	—	51,931	—	51,934
Offering costs	—	—	—	—	—	(1,186)	—	(1,186)
Distribution declared on common shares (See note 9)	—	—	—	—	—	—	(2,253)	(2,253)
Balance at September 30, 2025	$—	$3	$2	$1	$—	$127,258	$(3,561)	$123,703

For the three months ended September 30, 2024:
	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued	—	—	—	—	—	1	—	1
Balance at September 30, 2024	$—	$—	$—	$—	$—	$1	$—	$1

For the nine months ended September 30, 2025:
	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$1	$—	$1
Net loss	—	—	—	—	—	—	(790)	(790)
Proceeds from issuance of common shares	—	3	2	1	—	131,262	—	131,268
Offering costs	—	—	—	—	—	(4,005)	—	(4,005)
Distribution declared on common shares (See note 9)	—	—	—	—	—	—	(2,771)	(2,771)
Balance at September 30, 2025	$—	$3	$2	$1	$—	$127,258	$(3,561)	$123,703

For the Period from May 22, 2024 (date of inception) through September 30, 2024:
	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at May 22, 2024 (date of inception)	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued	—	—	—	—	—	1	—	1
Balance at September 30, 2024	$—	$—	$—	$—	$—	$1	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share data)

	Nine months ended September 30, 2025	For the Period May 22, 2024 (date of inception) through September 30, 2024
Cash flows from operating activities:
Net loss	$(790)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized (gain) loss on real estate securities, at fair value	(400)	—
Financing fees	1,182	—
Change in assets and liabilities
Increase in interest receivable	(833)	—
Increase in prepaid expenses and other assets	(223)	—
Increase in interest payable	353	—
Increase in due to affiliates	4,675	25
Increase in accrued expenses and other liabilities	750	—
Net cash provided by operating activities	$4,714	$25

Cash flows from investing activities:
Loan origination and funding activities	$(195,724)	$—
Principal repayments received on loans	7,500	—
Purchases of real estate securities	(74,789)	—
Proceeds from sale or paydown of real estate securities	861	—
Net cash used in investing activities	$(262,152)	$—

Cash flows from financing activities:
Borrowings on repurchase agreements	$124,300	$—
Net borrowings (paydowns) on repurchase agreements - less than 90 days maturity	23,796	—
Financing fees paid	(1,182)	—
Proceeds from issuance of common stock, net offering costs paid	131,235	1
Distributions paid	(1,916)	—
Subscriptions received in advance	12,314	—
Net cash provided by financing activities	$288,547	$1

Net increase in cash and restricted cash	$31,109	$26
Cash and restricted cash, beginning of the period	26	—
Cash and restricted cash, end of the period	$31,135	$26

Reconciliation of cash and restricted cash:
Cash	$18,821	$26
Restricted cash	12,314	—
Cash and restricted cash, end of the period	$31,135	$26

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,921	$—

Non-cash activities:
Accrued stockholder servicing fees due to affiliates	$1,751	$—
Accrued offering costs due to affiliates	2,220	—
Distributions payable	855	—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2025
(Unaudited)

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
The Company intends to use its proceeds from its private offering of common shares (the “Offering”) to finance the Company’s investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) investments, focused on senior secured CRE loans across a wide range of geography. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).
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
The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the interim periods presented.
The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025.
The Company was formed on May 22, 2024 and operations commenced on April 1, 2025.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the period.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of September 30, 2025.
Restricted Cash
Restricted cash consists of cash received for subscriptions prior to the date on which the subscriptions are effective. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent.
Fair Value Option
The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, real estate securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in Loans receivable, at fair value, Real estate securities, at fair value, and

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)
Repurchase agreements, at fair value on the Consolidated Balance Sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of Net Asset Value (“NAV”) per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares, par value $0.001 per share.
The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.
The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attributed for certain eligible financial assets and liabilities. In the case of loans and securities investments for which fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized within Fee and Other Income on the Consolidated Statements of Operations. In the case of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense within Financing Fees on the Consolidated Statements of Operations. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any equity-specific costs or fees.
Revenue Recognition
Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms on the instrument. Origination fees and direct loan costs are recorded in income on the Consolidated Statements of Operations within Fee and other income and not deferred.
As of September 30, 2025, the Company has elected the fair value option for each of its outstanding loans. There were no loans outstanding as of December 31, 2024.
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
As of September 30, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $3.3 million recorded in Due to affiliates on the Consolidated Balance Sheets.
Operating Expenses
The Adviser may pay for certain of the Company’s operating expenses prior to the first anniversary of April 1, 2025. All operating expenses paid by the Adviser will be reimbursed by the Company to the Adviser in 60 equal monthly installments commencing on the first anniversary of April 1, 2025 or over an alternative time period agreed to by the Board and the Adviser. If the Adviser pays any operating expenses after the first anniversary of April 1, 2025, the Company will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser during such quarter. However, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in the Advisory Agreement) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four fiscal quarters determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). The Company may reimburse the Adviser for expenses in

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)
excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. If the Company’s independent directors do not approve such excess amount as being so justified, the Adviser will reimburse the Company the amount by which the operating expenses exceeded the 2%/25% Guidelines.

As of September 30, 2025, the Advisor and its affiliates have incurred operating expenses on the Company’s behalf of approximately $1.1 million, recorded in Due to affiliates in the Consolidated Balance Sheets.
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
Shareholder Servicing Fees
The Company accrues the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during our continuous offering and records the amount as an offset (reduction) to additional paid-in capital in the Consolidated Balance Sheets. As of September 30, 2025, $1.8 million of stockholder servicing fees have been recorded as an offset to additional paid-in capital in the Consolidated Balance Sheets.
Income Taxes
The Company intends to elect to be treated as a REIT under the Internal Revenue Code beginning with the taxable year ending December 31, 2025. In general, as a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its “REIT taxable income” to its stockholders in a year, the Company will not be subject to U.S. federal income tax to the extent of the income that it distributes. The Company believes it currently qualifies, and it intends to continue to qualify as a REIT under the Internal Revenue Code. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset CMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. While our investment objectives include avoiding excess borrower concentration, we expect to experience some level of borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad loan portfolio. As of September 30, 2025, there are three borrowers whose aggregate loan balance approximates 28% of our total assets balance.
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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)
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

Note 3 - Related Party Transactions
Advisory Agreement
On April 1, 2025, the Company entered into the Advisory Agreement with the Adviser in which the Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory services to the Company. Under the Advisory Agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, origination, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Board.
Pursuant to the Advisory Agreement, the Company pays the Adviser a fee for investment advisory and management services consisting of two components- a base management fee and performance fee (“Performance Fee”). In addition, the Adviser is also entitled to a portion of certain commitment fees charged to and paid by the borrower on loans originated by the Company.
Management and Performance Fees
As compensation for the services provided pursuant to the Advisory Agreement, the Adviser will be paid a management fee equal to 1.25% per annum of the NAV allocable to each class of common shares, except for Class F, F-S, F-D, G, G-S, G-D and E common shares (the “Management Fee”). The Management Fee for Class F, F-S and F-D common shares is equal to 0.60% per annum of the NAV allocable to each such class of common shares. The Management Fee for Class G, G-S and G-D common shares is equal to 0.55% per annum of the NAV allocable to each such class of common shares. There is no management fee with respect to Class E shares. The Management Fee is payable monthly in arrears. In calculating the Management Fee, the Company will use the NAV before giving effect to accruals for the Management Fee, Stockholder Serving Fee, the Performance Fee or any distributions.
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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)
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
Due to Affiliates
The following table detail the components of Due to affiliates as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Accrued organization costs	$1,053	$—
Accrued offering costs	2,220	—
Accrued management fees	242	—
Accrued performance fees	327	—
Accrued administration fees	1,984	—
Accrued shareholder services fees	1,751	—
Due to advisor	1,070	—
Other	25	25
Total due to affiliates	$8,672	$25
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
Accrued Operating Expenses
The Adviser may pay for certain of the Company’s operating expenses prior to the first anniversary of April 1, 2025. All operating expenses paid by the Adviser will be reimbursed by the Company to the Adviser in 60 equal monthly installments commencing on the first anniversary of April 1, 2025 or over an alternative time period agreed to by the Board and the Adviser. If the Adviser pays any operating expenses after the first anniversary of April 1, 2025, the Company will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser during such quarter. The Company received $25,000 from an affiliate of the Adviser for expenses incurred after the Company commenced operations. The Company expects to reimburse such amount in the fourth quarter of 2025.
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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)
The Dealer Manager anticipates that substantially all of the stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. For the three and nine months ended September 30, 2025, the Dealer Manager did not retain any stockholder servicing fees.
The Company accrues the estimated amount of the future stockholder servicing fees payable to the Dealer Manager. Accrued stockholder servicing fees were $1.8 million at September 30, 2025. There was no accrued stockholder servicing fees at December 31, 2024.

Note 4 - Investments in Loans Receivable
At September 30, 2025, the Company’s held for investment loan portfolio is as follow:

($ in thousands)
Loan Type	Loan Amount (1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate (2)	Weighted Average Life (3)
Senior	$262,675	$183,170	$183,170	8.12%	4.15
Mezzanine	25,301	5,054	5,054	14.64%	4.48
Total	$287,976	$188,224	$188,224	8.29%	4.16
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Represents the weighted average interest rate for each loan at September 30, 2025. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread. At September 30, 2025, the one-month SOFR was 4.13%.
(3)Assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
The below tables detail the property type and geographic location of the properties securing our commercial real estate loans as of September 30, 2025:

($ in thousands)
	September 30, 2025
Property Type	Fair Value	Percentage
Multifamily	$126,101	66.99%
Industrial	37,811	20.09%
Hospitality	15,000	7.97%
Mixed Use	9,312	4.95%
Total	$188,224	100%

($ in thousands)
	September 30, 2025
Region	Fair Value	Percentage
Far West	$67,914	36.08%
Southeast	47,815	25.40%
Various (1)	37,810	20.09%
Southwest	27,404	14.56%
Mideast	7,281	3.87%
Total	$188,224	100%
(1) Various includes industrial and multifamily portfolios with multiple locations throughout the United States.
The Company did not have investments in loans receivable at December 31, 2024.
Note 5 - Investments in Real Estate Securities
The following is a summary of the Company’s investments in real estate securities, at fair value at September 30, 2025:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)

	CMBS Bonds
(in thousands, except interest rates)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
CMBS Bonds	14	1 month SOFR	7.28%	5.03	$74,049	$74,328
The Company did not have investments in real estate securities at December 31, 2024.
The Company reports CMBS bonds at fair value on the Consolidated Balance Sheets with changes in fair value recorded in Unrealized gain (loss) on real estate securities, at fair value in the Consolidated Statements of Operations.
The following table shows the amortization cost, unrealized gain (loss) and fair value of the Company’s CMBS bonds at September 30, 2025:

(in thousands)	Amortized Costs	Unrealized Gain	Unrealized Loss	Fair Value
CMBS Bonds	$73,928	$400	$—	$74,328
The Company did not have investments in real estate securities at December 31, 2024.
Note 6 - Repurchase Agreements
The following table presents the value of repurchase agreements, at fair value at September 30, 2025:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	6.02%	$250,000	$217,352	$32,648	$32,648	$33,779	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	6.53%	250,000	176,818	73,182	73,182	107,704	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.63%	150,000	131,531	18,470	18,470	23,384	7/30/2027	7/30/2030
FBRED REIT High Yield Securities, LLC - JPM (3)	4.92%	n/a	n/a	23,796	23,796	27,201	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	—%	n/a	n/a	—	—	—	30 days	30 days
Total	6.05%			$148,096	$148,096	$192,068

(1)Represents the weighted average interest rate at September 30, 2025.
(2)Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.
(3)Borrowings are tied to real estate securities with a 30-day repurchase maturity term, which automatically renew, subject to administrative covenants.
The Company did not have outstanding repurchase agreements at December 31, 2024.
Borrowings under the Company’s repurchase agreements bear interest at one-month term SOFR plus a spread. At September 30, 2025, the one-month SOFR was 4.13%. Our repurchase agreements are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of September 30, 2025.
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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)
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

On September 19, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT High Yield Securities, LLC, entered into a Master Repurchase Agreement (the “Lucid MRA”) with Lucid Prime Fund LLC. Under the Lucid MRA, there is no maximum aggregate commitment. There is no initial maturity date on the MRA, however the borrowings are tied to real estate securities 30-day repurchase maturity term.
The following table represents the future principal payments under the Company’s outstanding repurchase agreements at September 30, 2025:

(in thousands)
Year	Amount
2025	$23,796
2026	—
2027	—
2028	—
2029	—
Thereafter	124,300
Total	$148,096

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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets at September 30, 2025 by their level in the fair value hierarchy:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Loans receivable, at fair value	$—	$—	$188,224	$188,224
Real estate securities, at fair value	—	74,328	—	74,328
Total	$—	$74,328	$188,224	$262,552

Financial Liabilities:
Repurchase agreements, at fair value	$—	$—	$148,096	$148,096
Total	$—	$—	$148,096	$148,096
The Company did not have financial assets and liabilities carried at fair value at December 31, 2024.
Valuation of Loans Receivable, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s loans receivable at September 30, 2025:

(in thousands)	September 30, 2025
Beginning balance at January 1, 2025	$—
Loan originations and fundings	195,724
Principal paydowns	(7,500)
Unrealized gain (loss) on loans receivable	—
Balance at September 30, 2025	$188,224
The Company did not have investments in loans receivable measured at fair value during the year ended December 31, 2024.
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at September 30, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Loans receivable, at fair value - Senior	$159,999	Discounted Cash Flow	Discount Rate	4.03%	2.50% - 6.59%
Loans receivable, at fair value - Senior	23,171	Recent Transaction (1)	n/a	n/a	n/a
Loans receivable, at fair value - Mezzanine	5,054	Discounted Cash Flow	Discount Rate	10.67%	10.15% - 15.43%
Loans receivable, at fair value - Mezzanine	—	Recent Transaction (1)	n/a	n/a	n/a
	$188,224
(1) Any loans receivable originated during the calendar month are valued utilizing the transaction price as a market approach under ASC 820.
The Company did not have Loans receivable, at fair value at December 31, 2024.
Valuation of Repurchase Agreements, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s repurchase agreements at September 30, 2025:

(in thousands)	September 30, 2025
Beginning balance at January 1, 2025	$—
Borrowings under repurchase agreements	290,701
Repayment under repurchase agreements	(142,605)
Balance at September 30, 2025	$148,096
The Company did not have repurchase agreements measured at fair value during the year ended December 31, 2024.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s repurchase agreements at September 30, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Repurchase agreements, at fair value	$135,405	Discounted Cash Flow	Discount Rate	2.02%	0.70% - 3.70%
Repurchase agreements, at fair value	12,691	Recent Transaction (1)	n/a	n/a	n/a
	$148,096
(1) Any borrowings under repurchase agreements executed during the calendar month are valued utilizing the transaction price as a market approach under ASC 820.
The Company did not have Repurchase agreements, at fair value at December 31, 2024.
Note 8 - Prepaid Expenses and Other Assets and Accrued Expenses and Other Liabilities
The following table summarizes the components of Prepaid expenses and other assets:

(in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses	$56	$—
Exit fee receivables	167	$—
Total prepaid expenses and other assets	$223	$—
The following table summarizes the component of Accrued expenses and other liabilities:

(in thousands)	September 30, 2025	December 31, 2024
Accrued expenses	$696	$—
Directors compensation payable	54	—
Accrued expenses and other liabilities	$750	$—
Note 9 - Stockholders’ Equity
Authorized Capital
As of May 22, 2024, the Company was authorized to issue 100,000 shares of common stock, par value $0.001 per share. On March 27, 2025, the Company amended it Articles of Incorporation, pursuant to which the Company is authorized to issue 3.2 billion shares, consisting of 3.1 billion shares of common stock, par value of $0.001 per share, of which 500 million shares are classified as Class I common stock, and 100.0 million shares of preferred stock, par value of $0.001 per share.

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
The Company has commenced a continuous private offering, pursuant to which it offers and sells to a limited number of investors various classes of its common shares. The classes of common shares may have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as well as different management fees and performance participation allocations. The initial per share purchase price for shares of the Company’s common shares in the offering was equal to the most recently determined NAV per share for the applicable class (which was deemed to be $25.00 until the last calendar day of the month during which the Company makes its first investment, which was April 1, 2025) plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of the Company’s common shares varies and will generally equal the prior month’s NAV per share for each applicable class, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Common Shares
On April 1, 2025 the Company completed its first closing of its private offering of common shares.
The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the nine months ended September 30, 2025:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Total
Shares outstanding at December 31, 2024	40	—	—	—	—	40
Common shares issued	—	—	—	—	—	—
Shares outstanding at March 31, 2025	40	—	—	—	—	40
Common shares issued	—	1,770,675	1,230,562	168,500	—	3,169,737
Shares outstanding at June 30, 2025	40	1,770,675	1,230,562	168,500	—	3,169,777
Common shares issued	—	937,730	282,484	783,281	7,700	2,011,195
DRIP shares issued	—	23,085	23,956	3,456	17	50,514
Shares outstanding at September 30, 2025	40	2,731,490	1,537,002	955,237	7,717	5,231,486
Proceeds from issuance of common shares (in thousands)	$—	$68,654	$38,475	$23,946	$193	$131,268
The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the period from May 22, 2024 (date of inception) through September 30, 2024:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Total
Shares outstanding at May 22, 2024 (date of inception)	—	—	—	—	—	—
Common shares issued	—	—	—	—	—	—
Common shares redeemed		—	—	—	—	—
Shares outstanding at June 30, 2024	—					—
Common shares issued	40	—	—	—	—	40
Shares outstanding at September 30, 2024	40	—	—	—	—	40
Proceeds from issuance of common shares (in thousands)	$1	$—	$—	$—	$—	$1
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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)
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
For the three and nine months ended September 30, 2025, the Company did not receive any repurchase requests.
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
Distributions
The following table details the aggregate distributions declared for the Company’s common shares for the three months ended September 30, 2025:

	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E
Aggregate gross distribution declared per common share	$0.5001	$0.5001	$0.5001	$0.3334
Stockholder servicing fee per common share	$—	$(0.0145)	$(0.0316)	$—
Net distributions declared per common share	$0.5001	$0.4856	$0.4685	$0.3334
The following table details the aggregate distributions declared for the Company’s common shares for the nine months ended September 30, 2025:

	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E
Aggregate gross distribution declared per common share	$0.6668	$0.6668	$0.6668	$0.3334
Stockholder servicing fee per common share	$—	$(0.0205)	$(0.0494)	$—
Net distributions declared per common share	$0.6668	$0.6463	$0.6174	$0.3334
The Company did not declare a distribution during the three and nine months ended September 30, 2024.
Note 10 - Earnings Per Common Share
Earnings per common share for the three and nine months ended September 30, 2025 is computed as presented in the table below:

(in thousands, except share and per share amounts)	Three months ended September 30, 2025	Nine months ended September 30, 2025
Basic and Diluted
Net income (loss) available to common stockholders	$1,100	$(790)
Weighted average common shares outstanding	4,574,684	3,499,588
Basic and diluted earnings per common share	$0.24	$(0.23)
Note 11 - Commitments and Contingencies
Commitments
As of September 30, 2025, the Company had unfunded commitments on delayed draw term loans of $99.8 million. As of September 30, 2025, the Company’s unfunded commitments consisted of the following:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)

(in thousands)
Investment Type	Total Commitment	Remaining Commitment
Senior Mortgage	$160,256	$79,505
Mezzanine	20,741	20,247
	$180,997	$99,752

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
Note 13 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to September 30, 2025.
Common Shares
Subsequent to September 30, 2025, and in connection with the Company’s continuous private offering, the Company issued shares of its Class G common stock, Class G-D common stock, Class G-S common stock and Class E common stock.
These offers and sales of the Class G common stock, Class G-D common stock, Class G-S common stock and Class E common stock were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation D thereunder.
The following table details the shares issued between October 1, 2025 and November 7, 2025:

(in thousands, except share amounts)	Common Shares, excluding DRIP		DRIP
Title of Securities	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
Class G Common Stock	409,828	$10,318	9,488	$239
Class G-D Common Stock	192,267	4,813	8,610	216
Class G-S Common Stock	424,209	10,695	3,106	78
Class E Common Stock	0	—	17	—
Total	1,026,304	$25,826	21,221	$533
Distributions Declared
The following table summarizes subsequent payments related to distributions on common stock declared by the Board as of the record dates noted. Net distributions paid (after any servicing fees) from October 1, 2025 through November 7, 2025 were $0.9 million, and were paid in cash or reinvested in the applicable class of common stock for stockholders participating in the Company’s distribution reinvestment plan.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2025
(Unaudited)

Record Date	Declaration Date	Payment Date	Distributions Per Share	Share Class
September 30, 2025	August 6, 2025	October 15, 2025	$0.1667	G, G-D, G-S
October 31, 2025	August 6, 2025	November 15, 2025	$0.1667	G, G-D, G-S
September 30, 2025	September 8, 2025	October 15, 2025	$0.1667	E
October 31, 2025	September 8, 2025	November 15, 2025	$0.1667	E
November 28, 2025	November 5, 2025	December 15, 2025	$0.1667	G, G-D, G-S, E
December 31, 2025	November 5, 2025	January 15, 2026	$0.1667	G, G-D, G-S, E
January 30, 2026	November 5, 2025	February 16, 2026	$0.1667	G, G-D, G-S, E
February 27, 2026	November 5, 2025	March 16, 2026	$0.1667	G, G-D, G-S, E

Related Party Transaction

On November 5, 2025, the Company completed the sale of a 50% participation interest in four commercial real estate loans to an entity managed by and affiliated with the Advisor, generating net cash proceeds of $39.7 million. The loans had an aggregate carrying value of $39.3 million within Loans receivable, at fair value on the Consolidated Balance Sheet as of September 30, 2025, and total and unfunded commitments of $50.7 million and $11.3 million, respectively, as further described in Note 11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
References herein to “Franklin BSP Real Estate Debt Inc.” “Company,” “we,” “us,” or “our” refer to Franklin BSP Real Estate Debt, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
Q3 2025 Highlights
Capital Activity and Distributions
•During the three and nine months ended September 30, 2025, we sold an aggregate of 2.0 million and 5.2 million, respectively, of our common shares for a net consideration of approximately $50.7 million and $130.0 million, respectively, through our continuous offering. In addition, during the three and nine months ended September 30, 2025, we issued 50,514 shares pursuant to our distribution reinvestment plan (the “DRIP”) for an aggregate net value of approximately $1.3 million.

•During the three months ended September 30, 2025, we declared aggregate net distributions of $0.5001, $0.4856, $0.4685 and $0.3334 per Class G share, Class G-D share, Class G-S share and Class E share, respectively. During the nine months ended September 30, 2025, we declared aggregate net distributions of $0.6668, $0.6463, $0.6174 and $0.3334 per Class G share, Class G-D share, Class G-S share and Class E share, respectively.
Investments
•During the three months ended September 30, 2025, we originated nine new floating rate commercial real estate loans with a total commitment amount of $96.2 million and total outstanding principal amount of $46.6 million. One loan was repaid for its full commitment amount of $7.5 million during the three months ended September 30, 2025.
•As of September 30, 2025, our commercial real estate loan portfolio included 22 floating rate commercial real estate loans with a total commitment amount of $277.8 million and total outstanding principal amount of $188.2 million and one fixed rate commercial real estate loan with a total commitment amount of $10.2 million, with no outstanding balance.
•During the three months ended September 30, 2025, we invested in four new floating rate CMBS bonds. As of September 30, 2025, the fair value of these four bonds was $17.1 million. As of September 30, 2025, our floating rate CMBS bond portfolio included 14 securities with a total principal balance of $73.9 million and total fair value of $74.3 million.
Financing Activity
•During the three months ended September 30, 2025, we entered into two new repurchase agreement facilities. On July 30, 2025, we entered into a repurchase agreement with Wells Fargo Bank, National Association. The repurchase agreement provides up to $150.0 million of advances. On September 19, 2025, we entered into a repurchase agreement with Lucid Prime Fund, LLC. There is no maximum aggregate commitment under this facility.
•During the three and nine months ended September 30, 2025, we incurred net borrowings of $12.2 million and $148.1 million, respectively, under our repurchase agreements.
Financial Condition
Investment Activities
Investments in Loans Receivable
As of September 30, 2025, our commercial real estate loan portfolio consists of 23 loans. The following table details the statistics of our loans receivable portfolio as of September 30, 2025:

(in thousands, except interest rates)
Description	Location	Origination Date	Interest Rate (1)	Loan Commitment (2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date (3)
Multifamily	Texas	3/26/2025	10.13%	$23,806	$2,561	$2,561	I/O	10/9/2029
Multifamily	Texas	3/26/2025	19.38%	4,596	494	494	I/O	10/9/2029
Industrial	Various	4/7/2025	8.18%	27,360	27,360	27,360	I/O	4/9/2030
Industrial	Various	4/7/2025	14.13%	4,560	4,560	4,560	I/O	4/9/2030
Multifamily	Texas	4/11/2025	7.13%	7,500	7,500	7,500	I/O	4/9/2030
Hospitality	Florida	5/14/2025	8.63%	7,500	7,500	7,500	I/O	5/9/2030
Hospitality	South Carolina	4/16/2025	8.38%	7,500	7,500	7,500	I/O	5/9/2028
Multifamily	California	5/8/2025	10.63%	41,188	28,772	28,772	I/O	5/9/2029
Multifamily (4)	California	5/8/2025	14.00%	10,196	—	—	I/O	5/9/2029
Multifamily	California	5/22/2025	6.78%	22,558	22,558	22,558	I/O	6/9/2030
Multifamily	California	5/30/2025	10.38%	7,500	6,584	6,584	I/O	6/9/2029
Multifamily	North Carolina	5/30/2025	7.38%	7,500	6,279	6,279	I/O	6/9/2030
Multifamily	North Carolina	6/13/2025	7.08%	10,000	10,000	10,000	I/O	6/9/2028
Multifamily	Texas	6/30/2025	7.13%	10,000	10,000	10,000	I/O	7/9/2030
Multifamily	Florida	7/3/2025	6.63%	7,500	7,224	7,224	I/O	7/9/2028
Multifamily	Tennessee	8/18/2025	10.38%	27,763	—	—	I/O	9/9/2030
Multifamily	Tennessee	8/18/2025	17.46%	5,949	—	—	I/O	9/9/2030
Mixed Use	North Carolina	8/19/2025	7.38%	10,000	9,312	9,312	I/O	9/9/2029
Multifamily	Various	8/15/2025	9.18%	10,000	—	—	I/O	2/9/2028
Multifamily	Texas	8/21/2025	6.88%	7,500	6,848	6,848	I/O	9/9/2030
Industrial	Various	9/10/2025	7.13%	7,500	5,891	5,891	I/O	9/9/2030
Multifamily	Nevada	9/29/2025	6.78%	10,000	10,000	10,000	I/O	10/9/2030
Multifamily	New Jersey	9/30/2025	9.18%	10,000	7,281	7,281	I/O	10/9/2029
				$287,976	$188,224	$188,224
(1)Represents the interest rate for each loan at September 30, 2025. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus spread. At September 30, 2025, the one-month SOFR was 4.13%.
(2)Loan amounts consist of outstanding principal balance plus funded loan commitments for each loan.
(3)Maximum maturity date assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)Loan has a fixed rate of 14%.
Investments in Real Estate Securities
The following table details the statistics of our real estate securities portfolio as of September 30, 2025:

	CMBS Bonds
(in thousands, except interest rates)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
CMBS Bonds	14	1 month SOFR	7.28%	5.03	$74,049	$74,328
Financing Activities
We finance the majority of our loan portfolio through repurchase agreements. As of September 30, 2025, we had five repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. These facilities had a weighted average borrowing rate of 6.05% at September 30, 2025.
The table below summarizes our repurchase agreement borrowings at September 30, 2025:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	6.02%	$250,000	$217,352	$32,648	$32,648	$33,779	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	6.53%	250,000	176,818	73,182	73,182	107,704	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.63%	150,000	131,531	18,470	18,470	23,384	7/30/2027	7/30/2030
FBRED REIT High Yield Securities, LLC - JPM (3)	4.92%	n/a	n/a	23,796	23,796	27,201	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	—	n/a	n/a	—	—	—	30 days	30 days
Total	6.05%			$148,096	$148,096	$192,068
(1)Represents the weighted average interest rate at September 30, 2025.
(2)Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.
(3)Borrowings are tied to real estate securities with a 30-day repurchase maturity term, which automatically renew, subject to administrative covenants.
Borrowings under our repurchase agreements bear interest at one-month term SOFR plus a spread. At September 30, 2025, the one-month SOFR was 4.13%.
Each of our repurchase agreements contains customary terms and conditions, including but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as a minimum interest coverage ratio covenant, minimum tangible net worth covenant, cash liquidity covenant and maximum Leverage Ratio covenant.
As of September 30, 2025, we were in compliance with the covenants of our financing facilities.

Results of Operations
There were no operations for the year ended December 31, 2024 and the three months ended March 31, 2025. Operations commenced April 1, 2025.
For the three and nine months ended September 30, 2025, our results of operations consisted of:

(in thousands, except share and per share amounts)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Income
Interest income	$4,896	$7,094
Less: interest expense	(2,230)	(3,274)
Net interest income	2,666	3,820
Fee and other income	446	1,245
Total income	3,112	5,065

Expenses
Administrative fees	464	1,984
Organizational costs	—	1,053
General and administrative expenses	368	912
Accounting fees	168	555
Financing fees	795	1,182
Management & performance fees - related party	482	569
Total expenses	2,277	6,255

Other income
Unrealized gain on real estate securities, at fair value	265	400
Total other income	265	400

Net income (loss)	$1,100	$(790)
Net loss per common share, basic and diluted	$0.24	$(0.23)
Weighted average common shares outstanding, basic and diluted	4,574,684	3,499,588

•Total income for the three and nine months ended September 30, 2025 was $3.1 million and $5.1 million, respectively, and consisted of interest income of $4.9 million and $7.1 million, respectively, interest expense of $2.2 million and $3.3 million, respectively, and fee and other income of $0.4 million and $1.3 million, respectively (predominantly origination fees).
•Administrative fees for the three and nine months ended September 30, 2025 were $0.5 million and $2.0 million, respectively. These fees were predominately personnel and other Advisor costs of providing services pursuant to the Advisory Agreement.
•Organizational costs for the nine months ended September 30, 2025 were $1.1 million. We did not incur any organizational costs during the three months ended September 30, 2025. These costs have been advanced by the Adviser and paid on our behalf. We will commence reimbursement of the advances to the Adviser in April 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter.

•General and administrative expenses for the three and nine months ended September 30, 2025 were $0.4 million and $0.9 million, respectively. These fees related to services such as third party administrative fees, transfer agent fees, legal, filing fees, board of director compensation and valuation services.
•Accounting fees for the three and nine months ended September 30, 2025 were $0.2 million and $0.6 million, respectively. These fees are related to audit and tax services for the Company.
•Financing fees for the three and nine months ended September 30, 2025 were $0.8 million and $1.2 million, respectively. These fees are related to the various debt obligations we entered into to fund loan originations.
•Management and performance fees - related party for the three and nine months ended September 30, 2025 were $0.5 million and $0.6 million, respectively. These fees represent fees incurred under the Advisory Agreement.
•Total other income for the three and nine months ended September 30, 2025 was $0.3 million and $0.4 million, respectively, which related to the remeasurement of the real estate securities at fair value.
•For the three and nine months ended September 30, 2025, Offering costs of $0.1 million and $2.2 million, respectively, were incurred. Under generally accepted accounting principles in the United States of America (“GAAP”), these costs are charged directly against stockholders’ equity. These costs have been advanced by the Adviser and paid on our behalf. We will commence reimbursement of the advances to the Adviser in April 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter.
•In addition, for the three and nine months ended September 30, 2025, stockholder servicing fees were $1.1 million and $1.8 million, respectively and were charged directly against stockholders’ equity.
Our net income for the three months September 30, 2025 was approximately $1.1 million or $0.24 per weighted average common share (basic). Our net loss for the nine months ended September 30, 2025 was approximately ($0.8) million or ($0.23) per weighted average common share (basic).
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

Since the initial closing of our private offering of our common stock occurred on April 1, 2025, we have issued common stock for a total of $157.5 million through November 7, 2025, including shares issued pursuant to the DRIP. We expect to have subsequent closings of common stock through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in our target assets consistent with our investment objectives. In addition, we expect to obtain debt financing on our assets consistent with our financing strategy, and intend to use the proceeds to make additional investments in our target assets.
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
We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986 (“Code”) commencing with our taxable year ending December 31, 2025. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain, and we must distribute 100% of our taxable income to avoid federal income tax payment obligations. These requirements will restrict our ability to retain cash flow to fund future liquidity needs.

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
Our primary sources of liquidity include cash and available borrowings under our repurchase agreements. The following table summarizes amounts available under these sources at September 30, 2025:

(in thousands)	September 30, 2025
Cash	$18,821
Available borrowings on undrawn repurchase agreements	525,701
Total available liquidity and capital resources	$544,522
Contractual Obligations and Commitments
The following table shows our payment obligations for repayment of debt at September 30, 2025:

(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years	Total
Repurchase agreements	$23,796	$—	$124,300	$—	$148,096
Total	$23,796	$—	$124,300	$—	$148,096
In the ordinary course of business, we may enter into future funding commitments. At September 30, 2025, we had unfunded commitments on delayed draw term loans of $99.8 million. At September 30, 2025 the Company’s unfunded commitments consisted of the following:

(in thousands)
Investment Type	Collateral Type	Commitment Type	Total Commitment	Remaining Commitment
Senior Mortgage	Multifamily	Delayed Draw	23,805	21,244
Mezzanine	Multifamily	Delayed Draw	4,595	4,102
Senior Mortgage	Multifamily	Delayed Draw	41,188	12,416
Mezzanine	Multifamily	Delayed Draw	10,196	10,196
Senior Mortgage	Multifamily	Delayed Draw	7,500	917
Senior Mortgage	Multifamily	Delayed Draw	7,500	1,221
Senior Mortgage	Multifamily	Delayed Draw	7,500	276
Senior Mortgage	Multifamily	Delayed Draw	27,763	27,763
Mezzanine	Multifamily	Delayed Draw	5,949	5,949
Senior Mortgage	Mixed Use	Delayed Draw	10,000	688
Senior Mortgage	Multifamily	Delayed Draw	10,000	10,000
Senior Mortgage	Multifamily	Delayed Draw	7,500	652
Senior Mortgage	Industrial	Delayed Draw	7,500	1,609
Senior Mortgage	Multifamily	Delayed Draw	10,000	2,719
Total			$180,997	$99,752
Cash Flows
The following table summarizes the changes in cash and restricted cash for the nine months ended September 30, 2025:

(in thousands)	For the nine months ended September 30, 2025
Net cash provided by operating activities	$4,714
Net cash used in investing activities	(262,152)
Net cash provided by financing activities	288,547
Net increase in cash and restricted cash	$31,109
Cash flows provided by operating activities were $4.7 million and were primarily due to interest income and origination fees earned on the loans receivable and real estate securities during the during the nine months ended September 30, 2025.

Cash flows used in investing activities were $262.2 million and were primarily related to the origination of loans and real estate securities during the nine months ended September 30, 2025.
Cash flows provided by financing activities were $288.5 million and were primarily related to proceeds received from repurchase agreements and issuance of common stock during the nine months ended September 30, 2025.
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
The following table details the major components of our NAV as of September 30, 2025:

(in thousands, except share data)
Components of NAV	September 30, 2025
Loans receivable, at fair value	$188,224
Real estate securities, at fair value	74,328
Cash	18,821
Restricted cash	12,314
Interest receivable	833
Other assets (1)	1,252
Repurchase agreements, at fair value	(148,096)
Interest payable	(353)
Subscription received in advance	(12,314)
Due to affiliates (2)	(2,251)
Accrued stockholder serving fees (3)	(17)
Distribution payable	(855)
Other accrued liabilities	(750)
Net asset value	$131,136
Number of outstanding shares (all classes)	5,231,486
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
The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2025:

(in thousands, except share amounts and per share data)	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Total
Net Asset Value	$—	$68,685	$38,406	$23,853	$192	$131,136
Number of outstanding shares	40	2,731,490	1,537,002	955,237	7,717	5,231,486
NAV per share	$—	$25.15	$24.99	$24.97	$24.88	$25.07
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

The following table reconciles GAAP stockholders’ equity per our Consolidated Balance Sheets to our NAV at September 30, 2025:

(in thousands)	September 30, 2025
Stockholders' equity	$123,703
Adjustments:
Advanced organization, offering and operating costs	4,669
Accrued stockholder servicing fees not currently payable (1)	1,734
Unamortized debt issuance costs	1,030
NAV	$131,136
(1)We have accrued stockholder servicing fees totaling $1.8 million of which approximately $17,000 is currently payable to the Dealer Manager as of September 30, 2025.
Given their timing and substantial size, reflecting organizational, offering and operating expense in NAV when incurred can be overly punitive to the NAV per share of early investors and reduce cash available for new investments that will inure to the benefit of later investors. To help mitigate the impact of this timing difference, the Adviser incurred the bulk of these costs on our behalf and agreed to allow them to be repaid ratably over 60 months starting after the first anniversary of the initial closing of our private offering. Under the terms of our advisory agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees). We will decrease our NAV by the amount of each monthly repayment made to the Adviser during the reimbursement period. These costs were expensed as incurred in our GAAP financial statements.
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
The initial closing of our private offering occurred on April 1, 2025, at which time we commenced our principal operations.
The following table summarizes our distributions declared during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$831	37%	$966	35%
Reinvested in shares	1,422	63%	1,805	65%
Total distribution	$2,253	100%	$2,771	100%
Sources of Distributions
Cash flows from operating activities	$2,253	100%	$2,771	100%
Offering proceeds	—	—%	—	—%
Total sources of distribution	$2,253	100%	$2,771	100%

Net cash provided by operating activities	$3,069		$4,714

The table below details the net distribution per share declared for each of our common share classes for the nine months ended September 30, 2025:

Record Date	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E
June 30, 2025	$0.1667	$0.1607	$0.1489	$—
July 31, 2025	$0.1667	$0.1623	$0.1603	$—
August 29, 2025	$0.1667	$0.1616	$0.1517	$—
September 8, 2025	$—	$—	$—	$0.1667
September 30, 2025	$0.1667	$0.1617	$0.1565	$0.1667
Totals	$0.6668	$0.6463	$0.6174	$0.3334

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
For the three and nine months ended September 30, 2025 Performance Fees were approximately $319,000 and $323,000, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a smaller reporting company.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, such officers have concluded that as of the end of the period covered by this report our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including such officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2025, we were not subject to any material legal proceedings.

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
The following table details the common shares sold pursuant to our ongoing private offering, including the DRIP, during the nine months ended September 30, 2025:

(in thousands, except share amounts)	Number of Common Shares Sold
Date Shares Sold	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Aggregate Consideration (1)
April 1, 2025	1,202,888	176,600	—	—	$34,487
May 1, 2025	195,412	1,050,000	55,000	—	32,519
June 2, 2025	372,375	3,962	113,500	—	12,375
July 1, 2025	393,632	223,094	295,772	—	23,135
July 15, 2025 (DRIP)	7,094	7,471	589	—	383
August 1, 2025	223,914	9,569	84,557	6,600	8,193
August 14, 2025 (DRIP)	7,664	8,205	1,320	—	432
September 2, 2025	320,184	49,821	402,952	1,100	19,518
September 12, 2025 (DRIP)	8,328	8,281	1,547	17	457
Total	2,731,490	1,537,002	955,237	7,717	$131,499
(1) Includes upfront selling commissions and placement fees of $0.2 million on the Class G-S common shares.
The Board has adopted a share repurchase plan. Refer to “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities—Share Repurchase Plan” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025, for information regarding the terms of our share repurchase plan. During the quarter ended September 30, 2025, we did not repurchase shares pursuant to the share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a) List of documents filed:
(1) The Financial Statements of the Company. (See Item 1 above.)
(2) Exhibits

Exhibit Number	Exhibit Description
10.1
Master Repurchase Agreement, dated as of July 30, 2025 by and between FBRED REIT WWH Seller, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 7, 2025)

10.2
Guarantee Agreement, dated as of July 30, 2025 by Franklin BSP Real Estate Debt, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 7, 2025)

10.3	Master Repurchase Agreement, dated as of September 19, 2025 by and between FBRED REIT High Yield Securities, LLC and Lucid Prime Fund LLC (filed herewith)
10.4	Guarantee Agreement, dated as of September 19, 2025 by Franklin BSP Real Estate Debt, Inc. (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Franklin BSP Real Estate Debt, Inc.

Date	Signature	Title

November 7, 2025	By: /s/ Michael Comparato Michael Comparato	Chief Executive Officer, President and Director (Principal Executive Officer)
November 7, 2025	By: /s/ Jerome Baglien Jerome Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)