Form 10-K
period 2025-12-31
Franklin BSP Real Estate Debt, Inc.
filed 2026-03-12
CIK 2035428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025
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

The aggregate net asset value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common stock.

As of March 12, 2026, there were 8,292,397 shares of our common stock, $0.001 par value, outstanding consisting 4,585,673 shares of Class G common stock, 1,947,680 shares of Class G-D common stock, 1,745,132 shares of Class G-S common stock, 8,412 shares of Class E common stock and 5,500 shares of Class I common stock.

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

2

3

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
•We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•We are dependent on our external manager, Benefit Street Partners L.L.C. (the “Adviser”) and its affiliates and the Adviser manages our portfolio pursuant to broad investment guidelines.
•We expect that an affiliate of the Adviser will have the authority to appoint 50% of the members of our Board of Directors (the “Board”).
•There is no public trading market for our common stock and your ability to have your common stock repurchased through our share repurchase plan is limited.
•We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
•We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.
•Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.
•The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
•Certain provisions of our charter and Maryland law could inhibit a change in control of our Company.
•We expect to have a significant amount of indebtedness and may need to incur more in the future.
•We may not be able to earn returns on loans we make in excess of the interest we pay on our borrowings.
•We expect to rely on the availability of collateralized debt and loan obligation securitization markets to provide long-term financing for our loans and investments.
•Lenders will typically require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.
•We may not be able to access debt financing sources on attractive terms, if at all, which could adversely affect our ability to fund and grow our business, or result in dilution to our stockholders.

•Our commercial real estate debt investments are subject to the risks typically associated with ownership of commercial real estate.
•Our business may be adversely affected by unfavorable or changing economic, market, and political conditions.
•Our success depends on the availability of attractive investment opportunities.
•Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
•Operating and disposing of properties acquired through foreclosure subject us to additional risks that could harm our results of operations.
•Subordinated commercial real estate debt that we originate or acquire could expose us to greater losses.
•Insurance may not cover all potential losses on the properties underlying our investments, which may harm the value of our assets.
•Most of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
•Competition with third parties for originating and acquiring investments may reduce our profitability.
•Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.
•The Adviser faces conflicts of interest relating to purchasing commercial real estate-related investments, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities. The Adviser and its employees face competing demands relating to their time, and this may cause our operating results to suffer.
•The fee structure set forth in the advisory agreement with the Adviser (the “Advisory Agreement”) may incentivize the Adviser to take actions that could create risks for stockholders.
•Our Adviser maintains a contractual as opposed to a fiduciary relationship with us. Our Adviser’s liability is limited under our Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities.
•Termination or non-renewal of our Advisory Agreement would be difficult and costly.
•Five of our six directors are also directors of a publicly-traded mortgage REIT advised by the Adviser that has similar investment objectives and target investments.
•Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our common stock.
•Even if we qualify as a REIT, we may be subject to tax liabilities that reduce our cash flow for distribution to our stockholders.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•Modification of the terms of our loans could cause us to fail to qualify as a REIT.
•Changes in tax laws may adversely affect our taxation as a REIT and taxation of our stockholders.
•If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA and the Plan Asset Regulations, that may lead to our being subject to certain ERISA and Internal Revenue Code requirements.
•Public health crises have, and may in the future, adversely impact our business and the business of many of our borrowers.
•Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
•We are subject to risks from natural disasters such as earthquakes and severe weather, including as the result of global climate changes, which may result in damage to the properties securing our loans.

PART I
Item 1. Business
Franklin BSP Real Estate Debt, Inc. (“we,” “us” and the “Company”) is a newly formed, non-listed, perpetual life, commercial real estate investment company that intends to elect to qualify to be taxed for U.S. federal income tax purposes, and to qualify annually thereafter, as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were formed as a Maryland corporation on May 22, 2024. As a REIT, we must comply with certain regulatory requirements. See “—Governmental Regulations” and Item 1A. “Risk Factors—Risks Related to Taxation.” We began operations in April 2025, concurrently with the initial closing of our private offering of common stock.
We are externally managed by our advisor, Benefit Street Partners L.L.C. (the “Adviser” or “Benefit Street Partners”), pursuant to an advisory agreement dated April 1, 2025, the date of the first closing of the issuance and sale of our common stock (the “Advisory Agreement”). Our Adviser is a limited liability company that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
The Company’s investment objectives are to seek to provide high current income while maintaining downside protection. The Company seeks to invest in assets that will enable it to:
•provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital, by primarily focusing on high-quality credit investments supported by current cash-flow and/or limited business plan risk in the underlying assets;
•reduce downside risk by investing in loans with relatively low loan-to-value ratios, meaning we generally invest in less risky loans with low interest rates which are backed by high-quality real assets, with a focus on residential lending and with meaningful borrower equity; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate (“CRE”) debt with expected lower volatility than publicly traded securities and compelling risk-adjusted returns compared to fixed income alternatives.
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
The Company intends to target middle market companies, which the Company generally defines as companies that have loans between $25 million and $100 million, although the Company may invest in larger or smaller companies. The Company may invest across a mix of asset classes, but intends to focus on lending in the multifamily space. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).
The Company seeks to focus on a flexible mix of credit and other real estate investments associated with high-quality assets to generate current cash flow. The Company seeks to identify attractive risk-reward investment opportunities with a focus on financing middle market investments. The Company expects to create synergies with the Adviser’s commercial real estate team’s existing debt sourcing capabilities by leveraging its scale and existing relationships to source lending opportunities. Our Adviser is served by Benefit Street Partners commercial real estate origination, investment and portfolio management team. The Adviser is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as “Franklin Templeton”.
Investment Strategy
The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily CRE debt investments, focused on senior secured, CRE loans diversified across geography. The Company focuses its investments in the middle market across a diversified mix of asset classes, but maintains a focus on residential lending. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, CMBS and CLOs.
The Company seeks to focus on a flexible mix of real estate investments, secured by high-quality assets to generate current cash flow. The Company seeks to identify attractive risk-reward investment opportunities by financing middle market investment companies. The Company expects to create synergies with the Adviser’s commercial real estate team’s existing debt sourcing capabilities by leveraging its significant scale and existing relationships to source high quality lending opportunities.
Before the Company raised substantial proceeds in its private offering of common stock and acquired a diversified portfolio of investments and during periods in which the Adviser determines that economic or market conditions are unfavorable to stockholders and a defensive strategy would benefit the Company, the Company may temporarily deviate from its investment strategy.
Competition
We compete for investments with a number of capital providers, including business development companies (“BDCs”), REITs, other investment funds (including private debt and equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing, including the broadly syndicated loan market and high yield capital market. Many of these capital providers have greater financial and managerial resources than we do. For additional information concerning the competitive risks we expect to face, see Item 1A. “Risk Factors—Risks Related to Our Investments—Competition with third parties for originating and acquiring investments may reduce our profitability.”
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
Under the Investment Company Act, in relevant part, a company is an “investment company” if:
•under Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•under Section 3(a)(1)(C), it is engaged, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). The term “investment securities” generally includes all securities except U.S. government securities, securities issued by employees’ securities companies and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act
With respect to Section 3(a)(1)(A), we do not intend to engage primarily or hold our self out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we are a holding company primarily engaged in the non-investment company businesses of our subsidiaries. With respect to Section 3(a)(1)(C), on an unconsolidated basis we expect that more than 60% of our assets, exclusive of cash and U.S. government securities, will consist of ownership interests in wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (and may rely, for example on Section 3(c)(5)(C)) and, thus, we do not expect that more than 40% of our assets, exclusive of cash and U.S. government securities, will be “investment securities,” as that term is used under the Investment Company Act.
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
Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common stock is not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Status as a Real Estate Investment Trust
We intend to qualify as a mortgage REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2025.
In general, a REIT is a company that:
•combines the capital of many investors to acquire or provide financing for real estate assets;
•satisfies the various requirements of the Code, including a requirement to distribute to stockholders at least 90% of its REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year; and
•is generally not subject to U.S. federal corporate income taxes on its net taxable income that it currently distributes to its stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from investments in an entity that is taxed as a corporation for U.S. federal income tax purposes.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. See Item 1A. “Risk Factors—Risks Related to Taxation—Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our common stock.”
Governmental Regulations
Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We do not expect that these laws and regulations will have a material adverse effect on our business.
Human Capital Management
As of the date hereof and as of December 31, 2025, we had no employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Advisory Agreement, and we pay fees associated with such services.
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

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at
www.fbred.com. Access to the filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10‑K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our shares of common stock, as applicable.
Risks Associated With Our Structure
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a newly formed entity and began operations upon the initial closing of our private offering in April 2025. The Adviser currently manages a number of private funds, accounts, and co-investment vehicles and affiliates of the Adviser have in the past managed other private funds, client accounts and proprietary accounts with similar strategies to that of the Company. There can be no assurance that the results achieved by the Adviser or its affiliates’ past investments will be achieved for the Company. Past performance should not be relied upon as an indication of future results. As a result, an investment in our common stock may entail more risk than an investment in a REIT with a substantial operating history.
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
The Company is conducting a continuous private offering of its common stock. The Company expects that certain non-U.S. investors in the private offering will invest indirectly in common stock of the Company through a series of entities established for non-U.S. investors to invest in the Company (the “Offshore Access Feeder”). The Offshore Access Feeder will be controlled by the Adviser. The Company expects that in connection with the Offshore Access Feeder’s investment in the Company’s common stock, the Offshore Access Feeder will be issued a share of the Company’s Series A Preferred Stock which will give the Offshore Access Feeder the right to appoint 50% of the Board. Consequently, the Adviser, which indirectly controls the Offshore Access Feeder, will have the ability to appoint 50% of the Board. Our Board is comprised of the six directors identified in Item 10 “Directors, Executive Officers And Corporate Governance—Our Directors” below. When the Series A Preferred Stock is issued to the Offshore Access Feeder, we expect that the Offshore Access Feeder will designate three of these existing directors pursuant to its appointment right. The Offshore Access Feeder will also have the authority to remove its director designees and to fill vacancies created by the resignation or removal of its director designees.
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

We may not generate sufficient income to make distributions to our stockholders. We currently expect to continue paying regular monthly distributions. However, any distributions we make will be at the discretion of our Board and there are many factors that can affect the amount and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by our investments and obligations to repay indebtedness as well as many other variables. There is no assurance that we will be able to pay or maintain the current level of distributions or that distributions will increase over time. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our common stock.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering net proceeds and the sale of or repayments under our investments, and we have no limits on the amounts we may fund from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, borrowings, offering net proceeds (including from sales of our common stock to the Adviser or its affiliates) and the sale of or repayments under our investments. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive the management fee (“Management Fee”) or performance fee (“Performance Fee”) provided for in the Advisory Agreement in our common stock (in lieu of cash), how quickly we invest the proceeds from this and any future offering and the performance of our CRE debt portfolio and other assets. Funding distributions from borrowings, offering net proceeds (including from sales of our common stock to the Adviser or its affiliates) and the sale of or repayments under our investments will result in us having less funds available to originate or acquire CRE loans or other assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common stock (or other securities convertible into our common stock) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your common stock. We may be required to continue to fund distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.
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
The Adviser may elect to receive our common stock in lieu of cash in respect of Management Fees or Performance Fees. The amount of common stock issued to the Adviser may be significant, particularly during periods in which the value of our investment portfolio appreciates, resulting in higher Performance Fees. Repurchases of our common stock paid to the Adviser as a Management Fee or Performance Fee are not subject to our share repurchase plan, including the quarterly volume limitation and the early repurchase deduction, and, therefore, any such repurchases may receive priority over other repurchase requests of our common stock subject to our share repurchase plan for any period.
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
Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments in real estate debt and real estate-related securities will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the estimated fair value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between the estimated fair value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our common stock, the price we paid to repurchase our common stock or NAV-based fees we paid to the Adviser and the dealer manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the purchase price for our common stock in our continuous private offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.
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
Our articles of amendment and restatement (“our charter”), with certain exceptions, authorizes the Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, no person or entity may own more than 9.3% in value of the aggregate of our outstanding shares of stock or more than 9.3% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock determined after applying certain rules of attribution. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
Certain provisions of our charter and the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
We expect to have substantial indebtedness. In connection with executing our business strategies, we expect to evaluate the possibility of originating, funding, and acquiring additional commercial real estate debt and making other strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences, including:
•hindering our ability to adjust to changing market, industry or economic conditions;
•limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions;
•limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;
•making us more vulnerable to economic or industry downturns, including interest rate increases or sustained high interest rate environments; and
•placing us at a competitive disadvantage compared to less leveraged competitors.
Moreover, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing depends on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are unable to obtain additional financing, our credit ratings could be further adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness.
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
Our operating results depends in large part on the income from our assets, reduced by financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may not compensate for such increase in interest expense. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would generally decrease, and interest rate floors on our floating-rate investments may not align with the interest rate floors on our floating-rate debt to compensate for such a decrease in interest income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
We may not be able to access debt financing sources on attractive terms, if at all, which could adversely affect our ability to fund and grow our business, or result in dilution to our stockholders.
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing depends upon a number of factors, over which we have little or no control, including:
•general economic or market conditions;
•the market’s view of the quality of our assets;

•the market’s perception of our growth potential;
•our current and potential future earnings and cash distributions; and
•the market price of the shares of our common stock and preferred stock.
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
We use short-term borrowing through repurchase agreements, credit facilities and other arrangements that put our assets and financial condition at risk. We may need to use such short-term borrowings for extended periods of time to the extent we are unable to access long-term financing. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, the lender may accelerate the loan and we may be required to liquidate the collateral. In a weakening economic environment, or in an environment of widening credit spreads, we would generally expect the value of the commercial real estate debt or securities that serve as collateral for our short-term borrowings to decline, and in such a scenario, it is likely that the terms of our short-term borrowings would require us to provide additional collateral or to make partial repayment, which amounts could be substantial.
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
Our commercial real estate debt and real estate securities are generally directly or indirectly secured by a lien on real property. The occurrence of a default on a commercial real estate debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our commercial real estate debt and loans underlying our securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our securities, as applicable. In addition, our borrowers could fraudulently inflate the values of the underlying properties. If the values of the properties drop or are discovered to have been fraudulently inflated, the lower value of the security and reduction in borrower equity associated with such loans will increase our risk. In this manner, reduced real estate values could impact the values of our debt and security investments, making them subject to the risks typically associated with real estate ownership.
Our operating results may be adversely affected by a number of risks generally incident to holding real estate debt, including, without limitation:
•natural disasters, such as hurricanes, earthquakes and floods, which we expect to increase in strength and frequency due to climate change;

•acts of war or terrorism, or criminal violence, including the consequences of terrorist attacks;
•adverse changes in national and local economic and real estate conditions;
•adverse changes in economic and market conditions related to pandemics and health crises;
•an oversupply of (or a reduction in demand for) space in the areas where particular properties securing our loans are located and the attractiveness of particular properties to prospective tenants;
•changes in interest rates and availability of permanent mortgage funds that may render the sale of property difficult or unattractive;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•costs of remediation and liabilities associated with environmental conditions affecting properties;
•reduced demand for office space, including as a result of changes in work habits, including remote or hybrid work schedules which allow work from remote locations other than the employer’s office premises;
•the potential for uninsured or underinsured property losses; and
•periods of high interest rates and tight money supply.
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
A return to a recessionary period, elevated inflation, adverse trends in employment levels, political uncertainty, geopolitical instability or conflicts, trade or supply chain disruptions, economic or other sanctions, uncertainty regarding a breach of the U.S. debt ceiling or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.
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
We intend to conduct our business primarily through our wholly owned subsidiaries. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold our self out as being engaged primarily in the business of investing, reinvesting or trading in securities; rather, we are primarily engaged in the business of owning and operating our subsidiaries. Similarly, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because more than 60% of our assets (exclusive of cash and U.S. government securities) on an unconsolidated basis, will consist of ownership interests in wholly owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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
Our loans typically have a term of about three to five years. As a result, a significant amount of our invested capital will be repaid at loan maturity each year. Our operating results are dependent upon our ability to identify, structure, consummate, leverage, manage and realize attractive returns on new loans and other investments. In general, the availability of attractive investment opportunities and, consequently, our operating results, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot assure you that we will be successful in identifying and consummating attractive investments or that such investments, once made, will perform as anticipated.
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
We may sponsor, and purchase the more junior securities of, CLOs and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
We may sponsor, and purchase the junior securities of, CLOs. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities along with the preferred shares of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the credit risk retention rules of the SEC impose a retention requirement of 5% of the issued debt classes by the sponsor of the CLO. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.
In addition, CLOs are not actively traded and are relatively illiquid investments and volatility in CLO trading markets may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on the underlying loans and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.
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
The B Notes that we originate or acquire are subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may originate or acquire B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for a B Note holder after payment to the A Note holder. However, because each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction. Further, B Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.
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
In order to maximize value, we may extend and work out a loan, rather than pursue foreclosure. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, we may be unable to restructure a loan in a manner that we believe would maximize value.
We may be subject to risks associated with future advance obligations, such as declining real estate values and operating performance.
Our commercial real estate debt portfolio includes loans that require us to advance future funds. Future funding obligations subject us to significant risks that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow, or sell or refinance the property, in order to repay our commercial real estate loan due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance that such determination would, in fact, be the best course of action.
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
Some of our investments are rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments, the value and liquidity of those investments could significantly decline, which would adversely affect the value of our investment portfolio.
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
We rely on the Adviser and the executive officers and other key real estate professionals at the Adviser to identify suitable investment opportunities for us. The Adviser currently manages other investment programs that share similar investment objectives with the Company and will target similar investments as the Company, including Franklin BSP Realty Trust, Inc. (an NYSE-listed public mortgage REIT) (“FBRT”) and other private funds, and may in the future advise additional competing investment programs. Therefore, some investment opportunities that are suitable for us may also be suitable for other investment vehicles managed by the Adviser or its affiliates, and the executive officers and real estate professionals of the Adviser could direct attractive investment opportunities to such other entities. In addition, we may in the future engage in transactions with our Adviser or affiliates of our Adviser, including co-investment transactions, and these transactions may not be on terms as favorable as transactions with third parties. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions.
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

We pay the Adviser a base Management Fee regardless of our performance and will pay a Performance fee that is based on our performance. Since the base Management Fee is based on total stockholder equity, the Adviser may be incentivized to focus on strategies that increase our equity even when doing so will not optimize the returns for our stockholders. The Performance Fee may create an incentive for our Adviser to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the Performance Fees to which it is entitled. We also pay to the Adviser 75% of Commitment Fees (as defined below) paid by borrowers on loans we originate, which may incentivize the Adviser to negotiate loan terms in order to maximize Commitment Fees.
Our Adviser manages our portfolio pursuant to broad investment guidelines.
Our Adviser is authorized to follow broad investment guidelines that provide it with substantial discretion regarding investment, financing, asset allocation and hedging decisions. The Board periodically reviews our investment guidelines and our portfolio but does not, and is not required to, review and approve in advance all of our proposed loans and other investments or our Adviser’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided, or recommendations made, to them by our Adviser or its affiliates. Subject to maintaining our REIT qualification and our exclusion or exemption from regulation under the Investment Company Act, our Adviser has significant latitude within the broad investment guidelines in determining the types of loans and other investments it makes for us, and how such loans and other investments are financed or hedged, which could result in investment returns that are substantially below expectations or losses, which could materially and adversely affect us.
Our Adviser maintains a contractual as opposed to a fiduciary relationship with us. Our Adviser’s liability is limited under our Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities.
Pursuant to our Advisory Agreement, our Adviser assumes no responsibility to us other than to render the services called for thereunder in good faith and is not responsible for any action of the Board in following or declining to follow its advice or recommendations, including as set forth in our investment guidelines. The Adviser maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of our Advisory Agreement, our Adviser and its affiliates is not liable to us, the Board or our stockholders for acts or omissions performed in accordance with and pursuant to our Advisory Agreement, except by reason of the Adviser’s bad faith, fraud, willful misconduct, gross negligence or reckless disregard of its duties under the Advisory Agreement. We have agreed to indemnify the Adviser and its affiliates, including their respective officers, managers, directors, partners and employees from any and all liability, claims, damages or losses arising in the performance of their duties under the Advisory Agreement, and related expenses, including reasonable attorneys’ fees, that are not fully reimbursed by insurance. As a result, we could experience poor performance or losses for which our Adviser would not be liable.
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
We believe that we have and will qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2025. We intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure stockholders that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. Even an inadvertent or technical mistake could jeopardize our REIT status.
Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis:
•Our compliance depends upon the characterization of our assets and income for REIT purposes, as well as the relative values of our assets, some of which are not susceptible to a precise determination and for which we typically do not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs may be particularly difficult to interpret or to apply, including the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If the Internal Revenue Service (“IRS”) or any other arm of the government challenged our treatment of investments for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
•We may in the future own direct or indirect interests in a subsidiary that will elect to be taxed as a REIT under the Code (a “Subsidiary REIT”), which would further complicate the application of the REIT requirements for us. A Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us and certain other requirements. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) it would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of relief provisions.
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
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan, if it meets certain requirements, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS or any other arm of government will not challenge the tax treatment of such loans. If such a challenge were sustained, we could fail to qualify as a REIT.
Even if we qualify as a REIT, we may be subject to tax liabilities that reduce our cash flow for distribution to our stockholders.
Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
•If we sell an asset, other than a foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax. We might be subject to this tax if we were to dispose of or securitize loans in a manner that is treated as a sale of loans for U.S. federal income tax purposes that is subject to the prohibited transaction tax.
•Any taxable REIT subsidiary (“TRS”) of ours will be subject to U.S. federal corporate income tax on its taxable income, and non-arm’s length transactions between us and any TRS could be subject to a 100% tax.
•We could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT.
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
The prohibited transaction tax may limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of, modify or securitize loans in a manner that is treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transaction tax, we may choose not to engage in certain sales or modifications of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales, modifications or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, there can be no assurance that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.
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
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS or any other arm of the government will not successfully challenge our internal valuations. If the terms of our debt investments and the mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the REIT 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
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
There are special considerations that apply to investing in our common stock on behalf of a “benefit plan investor” within the meaning of ERISA and the Plan Asset Regulations (as defined herein) including a pension, profit sharing, 401(k) or other employer-sponsored retirement plan, health or welfare plan or trust, an IRA and a “Keogh” plan, that are subject to Title I of ERISA and/or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself, to the extent applicable, that:
•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the trust, plan or IRA;
•our stockholders will be able to value the assets of the plan in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Management and Board Oversight
Our Board oversees risk management for the Company including through its approval of the investment policy and other policies of the Company and its oversight of the Adviser. For certain risks, the Board may delegate oversight responsibilities to committees of the Board. The Board has delegated to the Audit Committee responsibilities for monitoring the Company’s risk assessment, risk management and risk mitigation practices and programs and policies to identify, assess, manage, mitigate and monitor significant business risks of the Company, including privacy, information technology and cybersecurity risks.
Information Technology and Cybersecurity Risks
We have no employees and rely on the Adviser, a wholly-owned subsidiary of Franklin Templeton, to manage our day-to-day operations pursuant to the Advisory Agreement, including our information technology infrastructure and cybersecurity. Therefore, we rely heavily on Franklin Templeton’s information systems and their program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”).
The CISO, who reports directly to the Franklin Templeton Executive Vice President, Chief Risk and Transformation Officer, has over 31 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 14 years. The CISO provides regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.
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
The Audit Committee oversees, on behalf of the Board, the Company’s privacy, information technology and security and cybersecurity risk exposures, including (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation, (ii) the programs and steps implemented by management to monitor and mitigate any exposures, (iii) the Company’s information governance and information security policies and programs, and (iv) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure.
Some members of the Audit Committee have completed certifications in cybersecurity, including one from the National Association of Corporate Directors (NACD) in Cyber-Risk Oversight. On a quarterly basis, the CISO or its delegee report to the Board or Audit Committee on information technology and cybersecurity matters, including a detailed threat assessment relating to information technology risks.
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
Franklin Templeton and the Adviser recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of their prevention efforts is employee training on their data privacy and cyber security procedures. For example, new hires receive mandatory privacy and information security training. In addition, current employees of the Adviser must complete mandatory annual cybersecurity and data trainings, which are supplemented by regular phishing and other cyber-related awareness activities and trainings that we conduct throughout the year.
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
Following the conclusion of an incident, the Franklin Templeton incident response team will generally reassess the effectiveness of the cybersecurity program and incident response plan, identify potential adjustments as appropriate and report to our senior management and Audit Committee on these matters.

Cybersecurity Risks
As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents that impacted the Company since its inception. We and our Adviser routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. See Item 1A “Risk Factors—General Risks Related to an Investment in Our Common Stock—Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.”

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
We are conducting a continuous “best efforts” private offering of shares of our common stock. The offering is being conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. We are currently offering shares of our Class F Common Stock, $0.001 par value per share (the “Class F Common Stock”), Class F-S Common Stock, $0.001 par value per share (the “Class F-S Common Stock”), Class F-D Common Stock, $0.001 par value per share (the “Class F-D Common Stock”), Class G Common Stock, $0.001 par value per share (the “Class G Common Stock”), Class G-S Common Stock, $0.001 par value per share (the “Class G-S Common Stock”), Class G-D Common Stock, $0.001 par value per share (the “Class G-D Common Stock”), Class E Common Stock, $0.001 par value per share (the “Class E Common Stock”) and Class I Common Stock, $0.001 par value per share (the “Class I Common Stock”). The terms of our classes of common stock are substantially the same other than differences in upfront selling commissions and placement fees, ongoing distribution fees and the management fee payable to the Adviser and have the same voting rights. The initial closing for sales of shares of common stock in our offering occurred in April 2025.
The following table details the upfront transaction fees and ongoing stockholder servicing fees for the applicable outstanding share classes:

	Class G	G-D	G-S	Class E	Class I
Maximum Upfront Client Fee (% of transaction price)	N/A	Up to 3%	Up to 3%	N/A	N/A
Distribution and Servicing Fee (% of NAV)	N/A	0.25%	0.85%	N/A	N/A

Holders
As of March 12, 2026, we had 1,133 common stockholders of record and the following number of common stockholders for each share class:

Share Class	Number of Holders of Record
Class G	780
Class G-D	49
Class G-S	294
Class E	8
Class I	2
1,133

The transaction price for our shares is derived from the defined net asset value (“NAV”) per share and generally equals our prior month’s NAV per share. We calculate NAV in accordance with the valuation guidelines approved by our Board, as described further below. The purchase price per share for each class of our common stock equals the transaction price plus applicable selling commissions and dealer manager fees.

The following table summarizes the monthly NAV per share for each of our classes of common stock since inception.

Date	Class G	Class G-D	Class G-S	Class E	Class I
January 31, 2026	$25.01	$24.84	$24.83	$24.92	N/A
December 31, 2025	$25.02	$24.85	$24.84	$24.90	N/A
November 30, 2025	$25.06	$24.90	$24.89	$24.93	N/A
October 31, 2025	$25.11	$24.96	$24.94	$24.95	N/A
September 30, 2025	$25.15	$24.99	$24.97	$24.88	N/A
August 31, 2025	$25.21	$25.05	$25.02	$24.97	N/A
July 31, 2025	$25.25	$25.09	$25.07	N/A	N/A
June 30, 2025	$25.22	$25.08	$24.95	N/A	N/A
May 31, 2025	$25.36	$25.18	$25.14	N/A	N/A
April 30, 2025	$25.24	$25.24	N/A	N/A	N/A
March 31, 2025	N/A	N/A	N/A	N/A	N/A

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
The calculation of NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of equity reflected in our financial statements. To calculate NAV for the purpose of establishing a purchase and repurchase price for our common stock, the Adviser utilizes a model that calculates the fair values of our assets and liabilities in accordance with our valuation guidelines. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of assets may differ from their actual realizable value or future fair value. While we believe these NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under U.S. GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from U.S. GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other U.S. GAAP measure.
Valuation Responsibilities
The Adviser, through its valuation committee, oversees the calculation of the Company’s NAV. As described in more detail below, the Independent Valuation Advisor conducts a monthly valuation of the Company’s assets. The Adviser, acting through its valuation committee, provides oversight of the Independent Valuation Advisor and the valuation process. The Company engages a fund administrator to calculate the monthly NAV per share for each share class based on the Adviser’s NAV determination. The Adviser reviews the fund administrator’s calculations. The Board periodically receives and reviews information regarding the valuation of the Company’s assets and liabilities as necessary to fulfill its oversight responsibilities.
Independent Valuation Advisor
The Company has engaged SitusAMC Valuation Advisory and Risk Solutions, LLC, a third-party valuation firm, which has been approved by the Board, including a majority of our Independent Directors, to serve as the Independent Valuation Advisor.

The compensation paid to the Independent Valuation Advisor is not based on the estimated values of our assets and liabilities or any confirmation thereof.
The Adviser, with the approval of the Board, including a majority of our Independent Directors, may engage additional independent valuation advisors in the future as our portfolio grows and diversifies. While the Independent Valuation Advisor is responsible for reviewing and confirming the reasonableness of certain of the valuations prepared by the Adviser each month, and for valuing the Company’s loan and property investments on a monthly basis, it is not responsible for, and does not calculate, our NAV. The Adviser is ultimately responsible for the determination of NAV.
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
We pay fees to the Independent Valuation Advisor in accordance with the valuation services agreement. We also agreed to indemnify the Independent Valuation Advisor against certain liabilities arising out of the engagement. The compensation paid to the Independent Valuation Advisor is not based on the estimated values of our assets and liabilities or any confirmation thereof.
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
Valuation of Investments
CRE Loans and Other Real Asset Loans
The fair market value of our CRE loan and other real asset loan investments is determined by the Adviser on a monthly basis, provided that the Independent Valuation Advisor shall value each such asset monthly. Valuations of CRE loan and other real asset loan investments reflect changes in interest rates, spreads, collateral value, loan tests (including loan impairment testing) and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair values are generally determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is generally determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment.
Valuation of Collateral
For CRE loans and other real asset loan investments, an appraisal is generally completed by an independent appraisal firm prior to the closing of each origination or acquisition transaction. Appraised values of property collateral are generally based on comparable sales, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors. The Adviser may choose to obtain an updated third-party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.
Valuation of Real Estate Owned Properties
In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) property. REO properties will initially be valued at fair value (generally prepared by an independent appraiser) less closing costs, at the time of acquisition. Thereafter, as of the end of each month, the fair market value of REO property will be determined by the Adviser on a monthly basis, provided that the Independent Valuation Advisor shall value each such asset monthly. The Independent Valuation Advisor will review and confirm the reasonableness of the Adviser’s monthly valuations, except for REO properties valued by the Independent Valuation Advisor for that particular month. Additionally, the REO properties may be valued by an independent appraiser periodically, as determined by the Adviser. Property-level valuations reflect changes in property value based on comparable sales, trends in capitalization rates, occupancy, leasing rates and expirations, discounted cash flows, and anticipated liquidation timing and proceeds, among other factors.
Valuation of Other Real Estate-Related Assets
Our investments in real estate-related assets focus on non-distressed public and private real estate-related debt securities, including, but not limited to, CMBS and CLOs. In general, real estate-related assets are valued by the Adviser according to the procedures specified below upon acquisition or issuance and then monthly. Interim valuations of real estate-related assets that are valued monthly may be performed if the Adviser believes the value of the applicable asset may have changed materially since the most recent valuation. In addition, the Board may retain additional independent valuation firms to assist with the valuation of real estate-related assets.
Publicly Traded Real Estate-Related Assets
Publicly traded real-estate related assets that are not restricted as to salability or transferability are generally valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with U.S. GAAP. Market quotations may be obtained from third-party pricing service providers or broker-dealers. When reliable market quotations are available from multiple sources, the Adviser uses commercially reasonable efforts to use two or more quotations and typically values the assets based on the average of the quotations obtained. U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value is determined in good faith by the Adviser. The Adviser may adjust the value of public debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.
Private Real Estate-Related Assets
Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, is initially valued by the Adviser at the acquisition price and thereafter will be revalued monthly at fair value. Each month, the Independent Valuation Advisor will review and confirm the reasonableness of those valuations. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.
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
The monthly NAV for each class of shares is based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities (including accrued Performance Fees and the deduction of any stockholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV may include, without limitation, accruals of our net portfolio income, interest expense, the Management Fee, the Performance Fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV may also include material non-recurring events occurring during the month. On an ongoing basis, the Adviser adjusts the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. The operating expenses and organizational and offering expenses which are advanced by the Adviser to be reimbursed by us are not included in such calculations until reimbursed to the Adviser.
The Adviser has agreed to advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the initial closing of our private offering. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. The Advisor has also advanced certain of our operating expenses on our behalf through January 1, 2026 and we will reimburse the Adviser for all such advanced expenses ratably over the 60 months commencing January 1, 2026. For purposes of calculating our NAV, the organization and offering expenses and operating expenses paid by the Adviser will not be deducted as an expense until reimbursed by the Company (however such expenses may be amortized in order to mitigate these effects). After the first anniversary of the initial closing of our private offering, we will reimburse the Adviser for any organization and offering expenses that it incurs on behalf of us as and when incurred, and beginning January 1, 2026, we will reimburse the Advisor for any operating expenses that it incurs on behalf of us on a quarterly basis.
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
Relationship between NAV Per Share and Our Transaction Price
Purchases and repurchases of common stock are not made based on the current NAV per share of our common stock at the time of purchase or repurchase. Generally, our transaction price will equal our prior month’s NAV per share. The transaction price is the price at which we repurchase shares and the price, together with applicable upfront selling commissions and dealer manager fees, at which we offer shares. Although the transaction price will generally be based on our prior month’s NAV per share, such prior month’s NAV per share may be significantly different from the current NAV per share of the applicable class as of the date on which a stockholder’s purchase or repurchase occurs.
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
We do not represent, warrant or guarantee that:
•a stockholder would be able to realize the NAV per share for the shares a stockholder owns if the stockholder attempts to sell its shares;
•a stockholder would ultimately realize distributions per share equal to the NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of us;
•our common stock would trade at their NAV per share on a national securities exchange;
•a third party would offer the NAV per share for shares in an arm’s-length transaction to purchase all or substantially all of the shares;
•the NAV per share would equate to a market price of an open-ended real estate debt fund; and/or
•NAV would represent the fair value of our assets less liabilities under U.S. GAAP.
Distribution Policy
We declare distributions to all classes of common stock based on record dates established by the Board and to pay such distributions on a monthly basis. Any distributions we make are at the discretion of the Board, considering factors such as earnings, cash flow, capital needs, stability of the monthly distribution rate and general financial condition and the requirements of Maryland law. Distribution rates and payment frequency may vary from time to time. Stockholders will not be entitled to receive a distribution if shares are repurchased prior to the applicable time of the record date.
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
In February 2026, the Board unanimously approved a limited waiver of the Early Repurchase Deduction with respect to requests for repurchase of shares submitted through discretionary model portfolio management programs or with respect to automatic non-discretionary rebalancing programs.
Unregistered Sales of Equity Securities
We are engaged in a continuous private offering of our common stock to “accredited investors” (as defined in Regulation D under the Securities Act) made pursuant to the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder and applicable state securities laws.
The following table details the common shares sold pursuant to our ongoing private offering, including the DRIP, during the three-months ended December 31, 2025:

(in thousands, except share amounts)	Number of Common Shares Sold
Date Shares Sold	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Aggregate Consideration (1)
October 1, 2025	181,581	129,242	179,796	—	$12,350
October 14, 2025 (DRIP)	9,488	8,610	3,106	17	533
November 3, 2025	228,247	63,025	244,413	—	13,476
November 14, 2025 (DRIP)	10,308	9,228	3,617	20	581
December 1, 2025	746,157	12,019	93,993	—	21,408
December 15, 2025 (DRIP)	11,319	9,605	4,422	20	635
	1,187,100	231,729	529,347	57	$48,983

(1) Includes upfront selling commissions and placement fees of $0.1 million on the Class G-S Common Shares.
Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class G Common Stock will automatically convert into a number of shares of class I common stock, par value $0.001 per share (“Class I Common Stock”), with an equivalent NAV. In addition, the Company may convert shares of Class G Common Stock held by a stockholder into an equal number of shares of Class F common stock, par value $0.001 per share (“Class F Common Stock”), provided that no such stockholder would own more than 4.99% of the aggregate Class F Common Stock, Class F-D common stock, par value $0.001 per share (“Class F-D Common Stock”), and Class F-S common stock, par value $0.001 per share (“Class F-S Common Stock”), of the Company outstanding following such conversion.
Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class G-D Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV. In addition, the Company may convert shares of Class G-D Common Stock held by a stockholder into an equal number of shares of Class F-D Common Stock, provided that no such stockholder would own more than 4.99% of the aggregate Class F Common Stock, Class F-S Common Stock and Class F-D Common stock outstanding following such conversion.
Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class G-S Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV. In addition, the Company may convert shares of Class G-S Common Stock held by a stockholder into an equal number of shares of Class F-S Common Stock, provided that no such stockholder would own more than 4.99% of the aggregate Class F Common Stock, Class F-S Common Stock and Class F-D Common stock outstanding following such conversion.
Upon or immediately prior to the occurrence of certain events, including liquidation, dissolution or winding up of the Company or listing of the Company’s shares on a national securities exchange, the shares of Class E Common Stock will automatically convert into a number of shares of Class I Common Stock with an equivalent NAV.
Issuer Purchases of Equity Securities
We were capitalized through the purchase by BSP Fund Holdco (Debt Strategy) LP (the “Initial Investor”) of 40 shares of our common stock for an aggregate purchase price of $1,000 on September 30, 2024. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a) (2) of the Securities Act. The Initial Investor is wholly owned, directly and indirectly, by Franklin Resources, Inc., which also wholly owns the Adviser. In November 2025, we repaid the Initial Investor the $1,000 and canceled its 40 shares of common stock.
We have adopted a share repurchase plan whereby our stockholders may request on a quarterly basis that we repurchase all or any portion of their shares. The plan is discretionary and we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter. The total amount of share repurchases under the plan is limited to 5% of our aggregate NAV per calendar quarter.
For the year ended December 31, 2025, we did not repurchase shares pursuant to the share repurchase plan.
Item 6. [Reserved]

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Franklin BSP Real Estate Debt, Inc., the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.
Overview
We are a Maryland corporation that was formed on May 22, 2024. We intend to elect to qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2025. We are externally managed by the Adviser pursuant to the Advisory Agreement. Our Adviser manages our affairs on a day-to-day basis. The Adviser receives fees for services related to the investment and management of our assets and operations.
The Adviser, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Adviser manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the Adviser’s robust platform. The Adviser is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as “Franklin Templeton.”
We plan to use our proceeds from our private offering of common stock, along with borrowings, to finance our investment objectives. We seek to achieve attractive risk-adjusted returns while preserving capital by primarily originating senior floating-rate mortgage loans, but also by investing in other real estate-related assets, including subordinated mortgage loans, mezzanine loans, and participations in such loans, commercial real estate securities, including commercial mortgage-backed securities (“CMBS”), equity or equity-linked securities in real estate operating companies, and net leased properties.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our business, other than those referred to in this Annual Report on Form 10-K.
2025 Highlights
Capital Activity and Distributions
•During the year ended December 31, 2025, we raised approximately $177.1 million of net proceeds from the sale of our common shares through our continuous offering. In addition, during the year ended December 31, 2025, we issued 120,273 shares pursuant to our distribution reinvestment plan (the “DRIP”) for an aggregate net value of approximately $3 million.
•During the year ended December 31, 2025, we declared aggregate net distributions totaling approximately $5.9 million.
Investments
•As of December 31, 2025, our commercial real estate loan portfolio included 52 loans with a total commitment amount of $471.7 million, and total outstanding principal amount of $372.3 million.
•As of December 31, 2025, our floating rate CMBS bond portfolio included 17 securities with a total principal balance of $103.4 million and a total fair value of $103.7 million.
Financing Activity
•During the year ended December 31, 2025, we entered into six new repurchase agreement facilities. We received net borrowings of $292 million from our repurchase agreements.
•On March 17, 2025, we, through our indirect wholly-owned subsidiary FBRED REIT High Yield Securities, LLC, entered into a Master Repurchase Agreement (the “MRA”) with J.P. Morgan Securities LLC. Under the MRA, there is no maximum aggregate commitment. There is no initial maturity date of the MRA, however the borrowings are tied to real estate securities with 30-day repurchase maturity terms.
•On March 18, 2025, we, through our indirect wholly-owned subsidiary FBRED REIT JWH Seller, LLC (“JWH”), entered into an Uncommitted Master Repurchase Agreement (the “Uncommitted MRA”) with J.P. Morgan Chase Bank, National Association. The Uncommitted MRA provides up to $250 million of advances. At our option, the

Uncommitted MRA may be upsized to provide up to $500 million in advances. The initial maturity date of the Uncommitted MRA is March 18, 2027.
•On May 8, 2025, we, through our indirect wholly-owned subsidiary FBRED REIT BWH Seller, LLC, entered into an MRA with Barclays Bank PLC. The MRA provides up to $250 million of advances. The initial maturity date of the MRA is May 8, 2028.
•On July 30, 2025, we, through our indirect wholly-owned subsidiary FBRED REIT WWH Seller, LLC, entered into a Master Repurchase Agreement (the “MRA”) with Wells Fargo Bank, National Association. The MRA provides up to $150 million of advances. The initial maturity date of the MRA is July 30, 2027, which may be extended for up to three years.
•On September 19, 2025, we, through our indirect wholly-owned subsidiary FBRED REIT High Yield Securities, LLC, entered into a Master Repurchase Agreement (the “Lucid MRA”) with Lucid Prime Fund LLC. Under the Lucid MRA, there is no maximum aggregate commitment. There is no initial maturity date on the MRA, however the borrowings are tied to real estate securities 30-day repurchase maturity term.
•On December 17, 2025, we, through our indirect wholly-owned subsidiaries FBRED REIT AWH Seller, LLC and FBRED REIT AWH Mezzanine Loan Seller, LLC, entered into a Master Repurchase Agreement (the “Atlas MRA”) with Atlas Securitized Products, L.P. The Atlas MRA provides up to $100 million of advances. The initial maturity of the Atlas MRA is December 16, 2026, which may be extended for one year.
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
Set forth below is a summary of the critical accounting estimates that management believes are important to our financial statements and require complex management judgment. Our significant accounting policies, including recently issued accounting pronouncements, are more fully described in Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements in this Annual Report on Form 10-K.
Valuation of Investments in Commercial Real Estate Loans
The Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy, The Adviser, subject to the oversight of the Board, has the day-to-day responsibility for implementing the portfolio valuation process set forth in our valuation policies.
Our investments in commercial real estate loans are carried at fair value as we elected the fair value option. In determining the fair value of our investment, the commercial real estate loans do not have readily available market quotations. The Company measures the fair value of its investments in commercial real estate loans using a discounted cash flow analysis unless observable market data is available. A discounted cash flow analysis requires management to make estimates regarding future interest rates and credit spreads. The most significant of these inputs relates to credit spreads and is unobservable. Thus, the Company has determined that the fair values of its commercial real estate loans using a discount cash flow analysis should be classified as Level 3 of the fair value hierarchy, while mortgage loans valued using securitized pricing should be classified as Level 2 of the fair value hierarchy. Mortgage loans classified as Level 3 are transferred to Level 2 if securitization pricing becomes available. The Company obtains third party pricing for determining the fair value of real estate securities, resulting in a Level 2 classification.When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. We classify this investment as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used.

As part of our monthly valuation process the Adviser may be assisted by one or more independent valuation firms engaged by us. The Adviser as valuation designee determines the fair value of each investment, in good faith, based on the input of the independent valuation firm(s) (to the extent applicable).
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our Board;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Adviser determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).
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
Financial Condition
Investment Activities
Investments in Loans Receivable
We commenced investing in commercial real estate loans in April 2025. As of December 31, 2025, we originated 52 loans totaling $471.7 million in total commitments. We elected fair value option for our commercial real estate loan investments and accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. During the year ended December 31, 2025, we earned $10.3 million of interest income on the loans we originated.
The following table details overall statistics of our loan portfolio as of December 31, 2025:

($ in thousands)
Loan Type	Number of Investments	Principal Balance Outstanding	Fair Value	Unfunded Commitments	Weighted Average Interest Rate (1)	Weighted Average Life (2)
Senior	46	$367,996	$367,996	$84,544	7.06%	4.18
Mezzanine	6	4,280	4,280	14,851	12.72%	3.82
	52	$372,276	$372,276	$99,395	7.13%	4.17
(1) Represents the weighted average interest rate for each loan at December 31, 2025. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread. At December 31, 2025, the one-month SOFR was 3.69%.
(2) Assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
The following table details the diversification and composition of our loan portfolio based on fair value as of December 31, 2025:

($ in thousands)
	December 31, 2025
Property Type	Fair Value	Percentage
Multifamily	$272,297	73.14%
Industrial	67,816	18.22%
Hospitality	22,500	6.04%
Mixed Use	9,663	2.60%
	$372,276	100%

($ in thousands)
	December 31, 2025
Region	Fair Value	Percentage
Southeast	$120,168	32.28%
Southwest	74,389	19.98%
Far West	66,349	17.82%
Various(1)	39,715	10.67%
Rocky Mountain	29,525	7.93%
Mideast	26,020	6.99%
Great Lakes	16,110	4.33%
	$372,276	100%
(1) Various includes industrial and multifamily portfolios with multiple locations throughout the United States.
As of December 31, 2025, our commercial real estate loan portfolio consists of 52 loans. The following table details the statistics of our loans receivable portfolio as of December 31, 2025:

(in thousands, except interest rates)
Description	Location	Origination Date	Interest Rate (1)	Loan Commitment (2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date (3)
Multifamily	Texas	3/26/2025	9.69%	$23,806	$4,026	$4,026	IO	10/9/2029
Multifamily	Texas	3/26/2025	18.94%	4,596	777	777	IO	10/9/2029
Industrial	Various	4/7/2025	7.55%	13,680	13,680	13,680	IO	4/9/2030
Multifamily	Texas	4/11/2025	6.69%	7,500	7,500	7,500	IO	4/9/2030
Hospitality	Florida	5/14/2025	8.19%	7,500	7,500	7,500	IO	5/9/2030
Hospitality	South Carolina	4/16/2025	7.94%	7,500	7,500	7,500	IO	5/9/2028
Multifamily	California	5/8/2025	10.19%	20,594	15,510	15,510	IO	5/9/2029
Multifamily(4)	California	5/8/2025	14.00%	5,098	—	—	IO	5/9/2029
Multifamily	California	5/22/2025	6.34%	11,279	11,279	11,279	IO	6/9/2030
Multifamily	California	5/30/2025	9.94%	7,500	7,500	7,500	IO	6/9/2029
Multifamily	North Carolina	5/30/2025	6.94%	7,500	6,279	6,279	IO	6/9/2030
Multifamily	North Carolina	6/13/2025	6.64%	10,000	10,000	10,000	IO	6/9/2028
Multifamily	Texas	6/30/2025	6.69%	10,000	10,000	10,000	IO	7/9/2030
Multifamily	Florida	7/3/2025	6.19%	7,500	7,500	7,500	IO	7/9/2028
Multifamily	Tennessee	8/18/2025	9.94%	27,763	818	818	IO	9/9/2030
Multifamily	Tennessee	8/18/2025	17.02%	5,949	175	175	IO	9/9/2030
Mixed Use	North Carolina	8/19/2025	6.94%	10,000	9,663	9,663	IO	9/9/2029
Multifamily	Various	8/15/2025	8.74%	10,000	—	—	IO	2/9/2028
Multifamily	Texas	8/21/2025	6.44%	7,500	6,848	6,848	IO	9/9/2030
Industrial	Various	9/10/2025	6.69%	7,500	6,035	6,035	IO	9/9/2030
Multifamily	Nevada	9/29/2025	6.34%	10,000	10,000	10,000	IO	10/9/2030
Industrial	West Virginia	10/15/2025	6.99%	10,000	7,893	7,893	IO	10/9/2030

Multifamily	New Jersey	9/30/2025	8.74%	10,000	7,850	7,850	IO	10/9/2029
Industrial	Georgia	10/29/2025	7.69%	10,000	7,145	7,145	IO	11/9/2030
Multifamily	New York	11/14/2025	6.41%	6,191	6,191	6,191	IO	11/9/2030
Multifamily	Ohio	10/22/2025	6.21%	10,000	10,000	10,000	IO	11/9/2028
Multifamily	Ohio	10/22/2025	6.19%	6,110	6,110	6,110	IO	11/9/2028
Multifamily	Texas	12/12/2025	9.45%	10,000	8,941	8,941	IO	1/9/2028
Multifamily	Georgia	10/29/2025	6.19%	10,000	10,000	10,000	IO	11/9/2030
Multifamily	Various	10/28/2025	5.99%	10,000	10,000	10,000	IO	11/9/2030
Multifamily	Texas	11/12/2025	6.42%	7,500	7,500	7,500	IO	11/9/2030
Multifamily	Texas	10/31/2025	6.24%	7,388	7,388	7,388	IO	11/9/2030
Multifamily	Utah	11/14/2025	6.29%	12,025	12,025	12,025	IO	11/9/2029
Multifamily	Texas	11/14/2025	6.16%	7,500	7,500	7,500	IO	12/9/2030
Multifamily	Texas	11/21/2025	7.44%	7,500	7,500	7,500	IO	12/9/2028
Multifamily	New York	12/1/2025	5.69%	10,000	9,947	9,947	IO	12/9/2030
Multifamily	New York	12/1/2025	8.21%	1,351	1,344	1,344	IO	12/9/2030
Multifamily	New York	11/14/2025	10.71%	688	688	688	IO	11/9/2030
Multifamily	Colorado	11/25/2025	5.99%	10,000	10,000	10,000	IO	12/9/2030
Multifamily	Florida	11/20/2025	6.19%	7,500	7,500	7,500	IO	12/9/2030
Multifamily	North Carolina	12/30/2025	7.69%	7,500	6,381	6,381	IO	1/9/2031
Industrial	Oregon	12/12/2025	7.24%	7,500	6,125	6,125	IO	1/9/2030
Multifamily	Texas	12/12/2025	14.15%	1,449	1,296	1,296	IO	1/9/2028
Multifamily	Nevada	12/16/2025	6.59%	10,000	10,000	10,000	IO	1/9/2031
Industrial	California	12/19/2025	7.24%	7,500	5,936	5,936	IO	1/9/2030
Industrial	Texas	12/16/2025	7.19%	7,500	5,112	5,112	IO	1/9/2031
Multifamily	Utah	12/23/2025	6.14%	7,500	7,500	7,500	IO	1/9/2028
Industrial	Various	12/23/2025	6.62%	10,000	10,000	10,000	IO	1/9/2031
Hospitality	Florida	12/19/2025	7.54%	7,500	7,500	7,500	IO	1/9/2031
Industrial	Florida	12/29/2025	6.84%	7,500	5,890	5,890	IO	1/9/2031
Multifamily	North Carolina	12/29/2025	6.94%	13,704	12,000	12,000	IO	1/9/2031
Multifamily	North Carolina	12/30/2025	7.14%	7,500	6,424	6,424	IO	1/9/2031
				$471,671	$372,276	$372,276
(1)Represents the interest rate for each loan at December 31, 2025. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus spread. At December 31, 2025, the one-month SOFR was 3.69%.
(2)Loan amounts consist of outstanding principal balance plus funded loan commitments for each loan.
(3)Maximum maturity date assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)Loan has a fixed rate of 14%.
Investments in Real Estate Securities
The following table details the statistics of our real estate securities portfolio as of December 31, 2025:

	CMBS Bonds
($ in thousands)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
CMBS Bonds	17	1 month SOFR	6.83%	4.25	$103,370	$103,668
Financing Activities
We finance the majority of our loan portfolio through repurchase agreements. As of December 31, 2025, we had six repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. At December 31, 2025, the one-month SOFR was 3.69%. These facilities had a weighted average borrowing rate of 5.28% at December 31, 2025.
The table below summarizes our repurchase agreement borrowings at December 31, 2025:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	5.32%	$250,000	$177,162	$72,837	$72,837	$91,999	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	6.01%	250,000	184,474	65,526	65,526	90,772	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.17%	150,000	84,292	65,708	65,708	83,437	7/30/2027	7/30/2030
FBRED REIT AWH Seller, LLC	6.44%	100,000	94,903	5,097	5,097	7,281	12/16/2026	12/16/2027
FBRED REIT High Yield Securities, LLC - JPM (3)	4.63%	N/A	N/A	54,558	54,558	65,870	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	4.76%	N/A	N/A	28,306	28,306	37,500	30 days	30 days
Total	5.28%			$292,032	$292,032	$376,859
(1)Represents the weighted average interest rate at December 31, 2025.
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
As of December 31, 2025, we were in compliance with the covenants of our financing facilities.
Results of Operations
There were no operations for the year ended December 31, 2024. Operations commenced April 1, 2025.
For the year ended December 31, 2025, our results of operations consisted of:

	Year Ended December 31, 2025	For the Period from May 22, 2024 (date of inception) to December 31, 2024
Income
Interest income	$13,650	$—
Less: interest expense	(6,473)	—
Net interest income	7,177	—
Fee and other income	2,341	—
Total income	9,518	—

Expenses
Administrative fees	2,623	—
General and administrative expenses	1,346	—
Financing fees	1,283	—
Management & performance fees - related party	1,116	—
Organizational costs	1,053	—
Accounting fees	734	—
Total expenses	8,155	—

Other income
Unrealized gain on real estate securities, at fair value	400	—
Realized gain on real estate securities, at fair value	44	—
Total other income	444	—
Net income	$1,807	$—
Net income attributable to non-controlling interest	(246)	—
Net income attributable to Franklin BSP Real Estate Debt, Inc.	$1,561	$—
Net loss per common share, basic and diluted	$0.35	$—
Weighted average common shares outstanding, basic and diluted	4,469,542	40
We commenced investing in commercial real estate loans in April 2025. There were no operations prior to April 2025 and therefore, no net income reported for the period from May 22, 2024 (date of inception) to December 31, 2024. Net Income attributable to common stockholders for the year ended December 31, 2025 was $1.6 million or $0.35 per weighted average common share (basic).
•Total income for the year ended December 31, 2025 was $9.5 million which consisted of interest income of $13.7 million, interest expense of $6.5 million and fee and other income of $2.3 million (predominantly origination fees).
•Administrative fees for the year ended December 31, 2025, were $2.6 million. These fees were predominately personnel and other Adviser costs of providing services pursuant to the Advisory Agreement. We did not incur any administrative fees for the period from May 22, 2024 (date of inception) to December 31, 2024.
•General and administrative expenses for the year ended December 31, 2025 were $1.3 million. These fees related to services such as third party administrative fees, transfer agent fees, legal, filing fees, board of director compensation and valuation services. We did not incur any general and administrative expenses for the period from May 22, 2024 (date of inception) to December 31, 2024.
•Financing fees for the year ended December 31, 2025 were $1.3 million. These fees are related to the various debt obligations we entered into to fund loan originations. We did not incur any financing fees for the period from May 22, 2024 (date of inception) to December 31, 2024.
•Management and performance fees - related party for the year ended December 31, 2025 were $1.1 million. These fees represent fees incurred under the Advisory Agreement. We did not incur any management and performance fees for the period from May 22, 2024 (date of inception) to December 31, 2024.

•Organizational costs for the year ended December 31, 2025 were $1.1 million. We did not incur any organizational costs during the period from May 22, 2024 (date of inception) to December 31, 2024. These costs have been advanced by the Adviser and paid on our behalf. Pursuant to the Advisory Agreement, we will commence reimbursement of the advances to the Adviser in April 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter.
•Accounting fees for the year ended December 31, 2025 were $0.7 million. These fees are related to audit and tax services for the Company. We did not incur any accounting fees for the period from May 22, 2024 (date of inception) to December 31, 2024.
•Total other income for the year ended December 31, 2025 was $0.4 million, which related to the remeasurement of the real estate securities at fair value and the realized gain on sold real estate securities. There were no loan investments prior to commencing operations in April 2025, therefore, no impact of remeasurement of real estate securities for the period from May 22, 2024 (date of inception) to December 31, 2024.
•For the year ended December 31, 2025, Offering costs of $2.4 million were incurred. Under generally accepted accounting principles in the United States of America (“GAAP”), these costs are charged directly against stockholders’ equity. These costs have been advanced by the Adviser and paid on our behalf. Pursuant to the Advisory Agreement, we will commence reimbursement of the advances to the Adviser in April 2026 and will pay the balance due at that time, ratably in 60 monthly installments thereafter. We did not incur any offering costs for the period from May 22, 2024 (date of inception) to December 31, 2024. In addition, for the year ended December 31, 2025 stockholder servicing fees were $2.5 million were charged directly against stockholders’ equity.
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
Since the initial closing of our private offering of our common stock occurred on April 1, 2025, we have issued common stock for a total of $207.9 million through March 12, 2026, including $4.4 million issued pursuant to the DRIP. We expect to continue to have subsequent closings of common stock through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in our target assets consistent with our investment objectives. In addition, we have obtained, and expect to obtain additional, debt financing on our assets consistent with our financing strategy, and intend to use the proceeds to make additional investments in our target assets.
We generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) our financing arrangements, and (iv) any future offerings of our equity or debt securities. Our primary sources of capital are net proceeds from monthly closings on our continuous private offering, debt financing and interest payments on our investments. We expect longer term capital sources to include these same sources and repayments of principal on our target investments.
Our primary use of cash are for (i) origination or acquisition of commercial mortgage loans and other commercial debt investments, CMBS and other commercial real estate-related debt investments, (ii) the cost of operations (including the Management Fee and Performance Fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions (if any) to the holders of our shares to the extent declared by our Board of Directors (the “Board”).
We intend to qualify to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2025. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain, and we must distribute 100% of our taxable income to avoid federal income tax payment obligations. These requirements will restrict our ability to retain cash flow to fund future liquidity needs.

Our Adviser has agreed to several support measures that has and will enhance our liquidity. Our Adviser has and will advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through the first anniversary of the initial closing of our private offering. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. Our Adviser has also advanced certain operating expenses prior to January 1, 2026, which we will reimburse over the 60 months following January 1, 2026 and is expected to advance certain of our operating expenses after January 1, 2026.
Our primary sources of liquidity include cash and available borrowings under our repurchase agreements. The following table summarizes amounts available under these sources at December 31, 2025:

(in thousands)	December 31, 2025
Cash	$12,315
Available borrowings on undrawn repurchase agreements	540,832
Total available liquidity and capital resources	$553,147
Contractual Obligations and Commitments
The following table shows our payment obligations for repayment of debt at December 31, 2025:

(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years	Total
Repurchase agreements	$82,864	$5,097	$204,071	$—	$292,032
Total	$82,864	$5,097	$204,071	$—	$292,032
In the ordinary course of business, we may enter into future funding commitments. At December 31, 2025, we had unfunded commitments on delayed draw term loans of $99.4 million. At December 31, 2025 the Company’s unfunded commitments consisted of the following:

Investment Type	Total Commitment	Remaining Commitment
Senior Mortgage	$223,366	$84,544
Mezzanine	18,444	14,851
	$241,810	$99,395
Cash Flows
The following table summarizes the changes in cash and restricted cash for the year ended December 31, 2025:

(in thousands)	December 31, 2025
Net cash provided by operating activities	$7,745
Net cash used in investing activities	(475,501)
Net cash provided by financing activities	487,634
Net increase in cash and restricted cash	$19,878
Cash flows provided by operating activities were $7.7 million and were primarily due to interest income and origination fees earned on the loans receivable and real estate securities during the year ended December 31, 2025.
Cash flows used in investing activities were $475.5 million and were primarily related to the origination of loans and real estate securities during the year ended December 31, 2025.
Cash flows provided by financing activities were $487.6 million and were primarily related to proceeds received from repurchase agreements and issuance of common stock during the year ended December 31, 2025.
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
The following table details the major components of our NAV as of December 31, 2025:

(in thousands, except share data)
Components of NAV	December 31, 2025
Loans receivable, at fair value	$372,276
Real estate securities, at fair value	103,668
Cash	12,315
Restricted cash	7,589
Interest receivable	1,016
Prepaid expenses and other assets (1)	1,296
Due from affiliate	615
Repurchase agreements, at fair value	(292,032)
Interest payable	(623)
Subscription received in advance	(7,589)
Due to affiliates (2)	(2,282)
Accrued stockholder serving fees (3)	(33)
Distribution payable	(1,164)
Other accrued liabilities	(1,128)
Non-controlling interest	(14,848)
NAV	$179,076
Number of outstanding shares (all classes)	7,179,677
(1)Other assets represents exit fee receivable and unamortized debt facility costs. In accordance with the fair value option under GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the life of the debt facility, therefore included in the above amount.
(2)Due to affiliates excludes $4.8 million advanced by the Adviser for organizational, offering and operating expenses.
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
The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2025:

(in thousands, except share amounts and per share data)	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Total
Net Asset Value	$98,040	$43,958	$36,884	$194	$179,076
Number of outstanding shares	3,918,589	1,768,731	1,484,584	7,773	7,179,677
NAV per share	$25.02	$24.85	$24.84	$24.90	$24.94
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
The following table reconciles GAAP stockholders’ equity per our Consolidated Balance Sheets to our NAV at December 31, 2025:

(in thousands)	December 31, 2025
Stockholders' equity	$170,913
Adjustments:
Advanced organization, offering and operating costs	4,813
Accrued stockholder servicing fees not currently payable (1)	2,385
Unamortized debt issuance costs	965
NAV	$179,076
(1)We have accrued stockholder servicing fees totaling $2.4 million of which approximately $33,000 is currently payable to the Dealer Manager as of December 31, 2025.

Given their timing and substantial size, reflecting organizational, offering and operating expense in NAV when incurred can be overly punitive to the NAV per share of early investors and reduce cash available for new investments that will inure to the benefit of later investors. To help mitigate the impact of this timing difference, the Adviser incurred the bulk of these costs on our behalf and agreed to allow them to be repaid ratably over 60 months starting after the first anniversary of the initial closing of our private offering or January 1, 2026, with respect to operating expenses. Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees). We will decrease our NAV by the amount of each monthly repayment made to the Adviser during the reimbursement period. These costs were expensed as incurred in our GAAP financial statements.
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
The initial closing of our private offering occurred on April 1, 2025, at which time we commenced our principal operations.
The following table summarizes our distributions declared during the year ended December 31, 2025:

	December 31, 2025
(in thousands)	Amount	Percentage
Distributions
Payable in cash	$2,211	38%
Reinvested in shares	3,678	62%
Total distribution	$5,889	100%
Sources of Distributions
Cash flows from operating activities	$5,889	100%
Offering proceeds	—	—%
Total sources of distribution	$5,889	100%

Net cash provided by operating activities	$7,745

The table below details the net distribution per share declared for each of our common share classes for the year ended December 31, 2025:

Record Date	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E
June 30, 2025	$0.1667	$0.1607	$0.1489	$—
July 31, 2025	0.1667	0.1623	0.1603	0.0000
August 31, 2025	0.1667	0.1616	0.1517	0.0000
September 8, 2025	0.0000	0.0000	0.0000	0.1667
September 30, 2025	0.1667	0.1617	0.1565	0.1667
October 31, 2025	0.1667	0.1620	0.1519	0.1667
November 28, 2025	0.1667	0.1618	0.1523	0.1667
December 31, 2025	0.1667	0.1617	0.1504	0.1667
Totals	$1.1669	$1.1318	$1.0720	$0.8335
Related Party Transactions
We have entered into an advisory agreement with Benefit Street Partners. See Note 3 - Related Party Transactions to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
The Adviser may be entitled to receive a Performance Fee for each class of common share except Class E common shares, which is accrued monthly and payable quarterly in arrears. Refer to Note 3 - Related Party Transactions - Management and Performance Fees to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of how our performance fee is computed.
For other related party transactions, see Note 3 - Related Party Transactions to our Consolidated Financial Statements included in this Annual Report on Form 10K.
Non-GAAP Financial Measures
Distributable Earnings and Distributable Earnings to Common Stockholders
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) unrealized gain/loss on loan investments and real estate securities, at fair value (ii) advanced organization and operating expenses and (iii) unamortized debt issuance costs. Further, Distributable Earnings to Common Stockholders, a non-GAAP measure, presents Distributable Earnings net of non-controlling interests in joint ventures.

The Company believes that Distributable Earnings and Distributable Earnings to Common Stockholders provide meaningful information to consider in addition to the disclosed GAAP results. The Company believes Distributable Earnings and Distributable Earnings to Common Stockholders are useful financial metrics for existing and potential future holders of its common stock, as Distributable Earnings to Common Stockholders is an indicator of common dividends per share. The Company intends to elect to qualify to be taxed as a REIT, and therefore, the Company generally must distribute annually at least 90% of its taxable income, subject to certain adjustments, and therefore believes dividends are one of the principal reasons stockholders may invest in its common stock. Further, Distributable Earnings to Common Stockholders help investors evaluate performance excluding the effects of certain transactions and GAAP adjustments that the Company does not believe are necessarily indicative of current loan portfolio performance and the Company's operations and is one of the performance metrics the Company's board of directors considers when dividends are declared.

Distributable Earnings and Distributable Earnings to Common Stockholders do not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). The methodology for calculating Distributable Earnings and Distributable Earnings to Common Stockholders may differ from the methodologies employed by other companies and thus may not be comparable to the Distributable Earnings reported by other companies.

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common Stockholders for the year ended December 31, 2025:

(in thousands, except share and per share amounts)	December 31, 2025
GAAP Net Income	$1,807
Adjustments:
Unrealized gain on real estate securities, at fair value	(400)
Advanced organization and operating costs(1)	2,450
Unamortized debt issuance costs(2)	965
Distributable Earnings	$4,822
Net Income attributable to Non-Controlling Interest	(246)
Distributable Earnings to Common Stockholders	$4,576
Weighted average common shares outstanding, basic and diluted	4,469,542
Distributable Earnings per common share, basic and diluted	$1.02

(1) Includes organizational and other operating expenses which were advanced by the Adviser through December 31, 2025, pursuant to the Advisory Agreement.
(2) We have elected the fair value option for our financing facilities and expense debt issuance costs in accordance with GAAP. However, when calculating Distributable Earnings, we adjust the effect of debt issuance and other financing costs to reflect the cost over the life of the financing facility so that the costs to maintain the facility are borne by all investors who benefit from its use, rather than just those who were invested during the period in which the facility was implemented.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) New Tax Legislation
Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.
(b) During the quarter ended December 31, 2025, none of the Company’s directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers And Corporate Governance
The Board of Directors
The Company operates under the direction of the Board of Directors. Each director on the Board is subject to the statutory duties applicable to directors of a Maryland corporation. Each director holds office until the next annual meeting of stockholders or his or her earlier death, resignation or removal, and until his or her successor is elected and qualifies. The Board has retained the Adviser to manage our investments, subject to supervision and oversight by the Board.
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
Our Directors

The Board consists of the following directors:

Name	Age	Position
Richard J. Byrne	64	Chair of the Board of Directors
Michael Comparato	48	Chief Executive Officer and President
Jamie Handwerker	64	Independent Director
Peter J. McDonough	66	Lead Independent Director
Buford H. Ortale	63	Independent Director
Elizabeth K. Tuppeny	64	Independent Director
Richard J. Byrne
Richard J. Byrne has been Chair of the Board of Directors since March 2025. Mr. Byrne has served as President of Benefit Street Partners, since 2013 and served as Chairman of the Board of Directors and Chief Executive Officer of FBRT since September 2016. In February 2026, Mr. Byrne resigned as Chief Executive Officer of FBRT, while continuing in his role as Chairman of the Board. Prior to joining the Adviser, Mr. Byrne was Chief Executive Officer of Deutsche Bank Securities, Inc. He was also the Head of Global Capital Markets at Deutsche Bank. Before joining Deutsche Bank, Mr. Byrne was Global Co-Head of the Leveraged Finance Group and Global Head of Credit Research at Merrill Lynch & Co. He was also a perennially top-ranked credit analyst. Mr. Byrne earned an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from Binghamton University. In addition to his position as Chairman of FBRT, Mr. Byrne is a member of the Board of Directors of Wynn Resorts, Limited (NASDAQ: WYNN).
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
Peter J. McDonough
Peter McDonough has served as the lead independent director of the Company since March 2025. He served as the Chief Executive Officer of Trait Biosciences, a biotechnology research organization developing Intellectual Property associated with the formulation of CBD Health & Wellness Products, from 2018-2022. Prior to that, he served as the President, Chief Marketing and Innovation Officer at Diageo from 2006-2015; the Vice President of European Marketing at Procter & Gamble, overseeing the brand marketing function for Duracell Batteries and Braun Appliances, from 2004-2006; as a university lecturer and management consultant at the University of Canterbury, Graduate School of Commerce from 2002-2004; Vice President of North American Marketing at Gillette from 1994-2002; and Director of North American Marketing at Black & Decker from 1990-1994. Mr. McDonough brings innovative thinking to transform business performance from diverse experiences leading global organizations in numerous industries and prior experience serving as an independent director on corporate boards. Mr. McDonough earned his MBA from the Wharton School of Business and received his BS from Cornell University. Mr. McDonough is a current member of the board of FBRT.
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
Elizabeth K. Tuppeny
Elizabeth Tuppeny has been a member of the Board since March 2025. She has been the Founder and Chief Executive Officer of Domus, Inc., which works at the C-Suite level with clients such as Chevron; Citibank; ConAgra; Diageo; DuPont; Epson; Mattel; Merck; Merrill Lynch; Procter & Gamble; Ralph Lauren and Westinghouse, since 1993. Prior to founding Domus, Inc. Ms. Tuppeny was the Executive Vice President of Business Development at Earle Palmer Brown from 1992-1993 and a Senior Vice President at Weightman Advertising from 1984-1992. She serves on the boards of FBRT, National Healthcare Properties and American Strategic Investment Co. (formerly New York City REIT, Inc.). Ms. Tuppeny has 41 years of experience in the branding and advertising industries, with a focus on Fortune 50 companies.
Our Executive Officers
Our executive officers hold office at the pleasure of our Board and are elected by the Board annually to serve until his or her earlier death, resignation or removal. The following are our executive officers:

Name	Age	Position(s)
Michael Comparato	48	Chief Executive Officer and President
Jerome S. Baglien	48	Chief Financial Officer, Chief Operating Officer and Treasurer

Michael Comparato
Michael Comparato serves as Chief Executive Officer and director of the Company. Mr. Comparato is a Senior Managing Director, Head of Real Estate (since 2017) and Portfolio Manager with Benefit Street Partners, and serves on the Adviser’s US Executive Committee. Mr. Comparato served as President of FBRT from March 2023 to February 2026 and has overseen FBRT loan originations since 2016. In February 2026, Mr. Comparato was appointed Chief Executive Officer of FBRT. Prior to joining Benefit Street Partners in 2015, Mr. Comparato was head of U.S. Equity Investments at Ladder Capital, where he led Ladder’s largest team that actively originated CMBS loans, structured/balance sheet loans, mezzanine loans and acquired strategic assets for the firm. Prior to joining Ladder, Mr. Comparato was president of BankAtlantic Commercial Mortgage Capital (BACMC), the CMBS affiliate of BankAtlantic, where he was responsible for managing all day-to-day operations. Mr. Comparato also previously ran Compson Holding Corporation, which made various equity investments in multiple different commercial real estate assets and publicly traded REITs. Mr. Comparato received a Bachelor of Science, Summa Cum Laude, from Babson College.
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
Certain Governance Policies
The Company maintains a Code of Business Conduct and Ethics that is applicable to our directors, officers, our Adviser and employees of the Adviser performing substantial services for the Company. It covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.

The Code of Ethics is available on the Company’s website at www.fbred.com by clicking on “Governance - Governance Documents - Code of Ethics.”
We have adopted corporate governance guidelines to advance the functioning of our Board. We intend to disclose on this website any amendment to, or waiver of, any provision of this Code of Ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC.
The Company maintains an Insider Trading Policy governing the purchase, sale and/or other disposition of the Company’s securities by its directors, officers, the Adviser and any employees of the Adviser and its affiliates that provide services to, or are involved in the business and affairs of, the Company, or otherwise have access to material nonpublic information relating to the Company. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed as an exhibit to this report. Transactions by the Company in its own securities will be monitored by internal and external legal counsel for compliance with applicable securities laws.
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

Item 11. Executive Compensation
Compensation of Directors
No compensation is paid to our board members who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. The following table sets forth information regarding compensation of our non-executive directors during the fiscal year ended December 31, 2025:

Name	Fees earned or paid in cash ($)(1)
Peter McDonough	$43,125
Buford Ortale	43,125
Jamie Handwerker	37,500
Elizabeth K. Tuppeny	37,500
$161,250
(1) Includes the annual base fee and, as applicable, Lead Independent Director and the Audit Committee Chair supplemental fee.

The board of directors approved non-executive director compensation for the 2025 service period as follows:

Cash Fee	Annual cash compensation in the amount of $50,000, payable in quarterly installments in arrears
Supplemental Fee for Audit Committee Chair	Additional annual cash compensation in the amount of $7,5000, payable in quarterly installments in arrears
Supplemental Fee for the Lead Independent Director	Additional annual cash compensation in the amount of $7,5000, payable in quarterly installments in arrears
We do not pay our directors additional fees for attending board meetings, but we would reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food).
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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of Common Stock by each person known by us to be the beneficial owner of more than 5% of a class of our voting common stock as of the date hereof:

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Class	Percent of Class
Unrelated Individual	1,052,905	G	12.72%
Unrelated Trust	597,372	G	7.22%
Unrelated Trust	4,000	E	47.55%
Unrelated Roth IRA	1,039	E	12.36%
Unrelated Joint Individuals	800	E	9.51%
Unrelated IRA	727	E	8.64%
Unrelated Joint Individuals	602	E	7.16%
Unrelated Joint Individuals	4,000	I	72.73%
Related Corporation	1,500	I	27.27%

Pursuant to the charter of the Company, the Board determined it was advisable and in the best interests of the Company to increase the share ownership limit with respect to the Unrelated Individual listed in the table above to 12.7% , in value or number of shares, whichever is more restrictive, of the aggregate outstanding Common Shares (as defined in the charter) and of the aggregate outstanding Shares (as defined in the charter). In connection with this, the Board also determined it was advisable and in the best interests of the Company to decrease the Common Share Ownership Limit and the Aggregate Share Ownership Limit (each as defined in the charter) applicable to all persons other than this Unrelated Individual to 9.3%, in value or number of shares, whichever is more restrictive, of the aggregate outstanding Common Shares (as defined in the charter) and of the aggregate outstanding Shares (as defined in the charter), respectively.
None of the directors or officers of the Company own any common stock of the Company.
Equity Compensation Plan Information
The following table provides information about the Company’s common stock that may be issued under our 2025 Equity Incentive Plan as of December 31, 2025:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column 'a')
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	150,000
Total	—	—	150,000
The 2025 Equity Incentive Plan provides for the grant of awards of stock options, stock appreciation rights (“SARs”), restricted stock, stock units, unrestricted stock, deferred share units, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash awards to any employee or, officer, or director of the Company, an affiliate of the Company or the Advisor, a consultant or adviser currently providing services to the Company or an affiliate of the Company, or any other person whose participation in the Plan pursuant to its terms.

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
Advisory Agreement
The Company and the Adviser have entered into the Advisory Agreement pursuant to which the Board has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the origination, acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by the Board. The following summarizes the key provisions of the Advisory Agreement.
Services
Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:
•serving as an advisor to the Company with respect to the establishment and periodic review of the investment guidelines and our investments, financing activities, and operations;
•sourcing, evaluating and monitoring our investment opportunities and executing the acquisition, origination, and management of our assets in accordance with our investment guidelines, policies, strategies objectives and limitations;
•with respect to acquisitions, originations, and management of our investments, conducting negotiations on our behalf with borrowers, sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowing;
•conducting negotiations on our behalf with borrowers, sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions; and
•engaging and supervising, on our behalf and at our expense, various service providers, including asset managers and loan servicers with respect to our assets.
Pursuant to the Advisory Agreement, the Adviser may delegate any of the services for which it is responsible for to a third-party service provider. In the event the Adviser chooses to engage a third-party service provider, the Adviser will remain responsible for the performance of such services.
The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, and subject to the oversight of the Board and in accordance with the charter, bylaws and the Advisory Agreement, the Adviser has plenary authority with respect to the management of our business and affairs and is be responsible for implementing our investment strategy.
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
Organization and Offering Expense Reimbursement
The Adviser has agreed to advance all of the Company’s organization and offering expenses on its behalf (including all costs and expenses in connection with the formation of the Company, and the marketing and distribution of our common stock, including, without limitation, costs related to investor and broker-dealer sales meetings, fees and expenses of any underwriters’ attorneys, expenses for printing, engraving and mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holders, depositaries and experts, and expenses of qualification of the sale of our common stock under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees) through the first anniversary of the initial closing. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the first anniversary of the initial closing, or over an alternative time period agreed to by the Board and the Adviser.
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
On February 26, 2026, the Company entered into an amended and restated advisory agreement (the “Amended Agreement”) with the Advisor to amend the terms regarding the reimbursement to the Adviser of operating expenses it pays on behalf of the

Company. Pursuant to the Amended Agreement, commencing January 1, 2026 through December 31, 2026, the Company will reimburse the Adviser for operating expenses it pays on the Company’s behalf in an amount up to 0.60% of Average Net Asset Value (as defined in the Amended Agreement) and expenses above such amount will be paid in 12 equal, quarterly installments, with approval of the independent directors of the Company required for the Company to reimburse the Adviser if such amounts are in excess of the greater of 2% of Average Invested Assets and 25% of Net Income (as defined in the Amended Agreement). Operating expenses paid by the Adviser prior to January 1, 2026 will be reimbursed in 60 monthly installments and beginning January 1, 2027, operating expenses will be reimbursed by the Company subject to the caps as provided for in the initial agreement.
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
Sale of Shares to the Initial Investor
We were capitalized through the purchase by the Initial Investor of 40 shares of our common stock for an aggregate purchase price of $1,000 on September 30, 2024. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a) (2) of the Securities Act. The Initial Investor is wholly owned, directly and indirectly, by Franklin Resources, Inc., which also wholly owns the Adviser. In November 2025, we repaid the Initial Investor the $1,000 and canceled its 40 shares of common stock.
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
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. We entered into the Advisory Agreement with the Adviser and the Dealer Manager Agreement with an affiliate of the Adviser. The Adviser, for its services to us, will be entitled to receive the Management Fee and the Performance Fee in addition to the reimbursement of certain expenses. In addition, under the Advisory Agreement and our charter, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of its affiliates.
Certain Business Relationships
Certain of our current directors and officers are directors, officers or employees of the Adviser.

Item 14. Principal Accountant Fees And Services
Independent Auditors
During the period from May 22, 2024 (Date of Inception) to December 31, 2025, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.
Audit and Non-Audit Fees

Aggregate fees that were for the year ended December 31, 2025 and for the period ended May 22, 2024 to December 31, 2024 by our independent registered public accounting firm, PwC, were as follows (amounts in thousands):

	Year ended December 31, 2025	For the Period from May 22, 2024 (Date of Inception) to December 31, 2024
Audit fees(1)	$418	$160
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$418	$160

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

3.1
Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

3.3
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class F common stock (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

3.4
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class F-S common stock (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

3.5
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class F-D common stock (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

3.6
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class G common stock (incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

3.7
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class G-S common stock (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

3.8
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class G-D common stock (incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

3.9
Articles Supplementary of Franklin BSP Real Estate, Inc, relating to Class E common stock (incorporated by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

4.1
Distribution Reinvestment Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

4.2	Share Repurchase Plan of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).
4.3
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

10.1
Dealer-Manager Agreement by and between the Company and the Dealer Manager, dated January 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).

10.2	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.3 to the Company’s Form 10 filed on December 20, 2024).
10.3†	2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025)
10.4†	Form of Restricted Stock Award Agreement by and between the Company and its Independent Directors (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 filed on December 20, 2024).
10.5
Amended and Restated Advisory Agreement by and between the Company and the Adviser, dated February 26, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 26, 2026, filed with the SEC on March 2, 2026).

10.6*	Master Repurchase Agreement, dated March 17, 2025, by and between FBRED REIT High Yield Securities, LLC and J.P. Morgan Securities LLC
10.7
Uncommitted Master Repurchase Agreement, dated March 18, 2025 by and between FBRED REIT JWH Seller and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 12, 2025).

10.8
Guarantee Agreement, dated as of March 18, 2025 by and between FBRED REIT Real Estate Debt Opco, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 12, 2025).

10.9
Master Repurchase Agreement, dated May 8, 2025 by and between FBRED REIT BWH Seller, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 7, 2025).

10.10
Guarantee Agreement, dated as of May 8, 2025 by and between FBRED REIT Real Estate Debt Opco, LLC, FBRED REIT BWH Seller, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 7, 2025).

10.11*	Master Repurchase Agreement, dated July 30, 2025 by and between FBRED REIT WWH Seller, LLC and Wells Fargo Bank, National Association.
10.12*	Guarantee Agreement, dated July 30, 2025 by the Company.
10.13
Master Repurchase Agreement, dated September 19, 2025 by and between FBRED REIT High Yield Securities, LLC and Lucid Prime Fund LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 7, 2025).

10.14
Guarantee Agreement, dated September 19, 2025 by the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 7, 2025).

10.15*	Master Repurchase Agreement, dated December 17, 2025 by and between FBRED REIT AWH Seller, LLC, FBRED REIT AWH Mezzanine Loan Seller, LLC and Atlas Securitized Products, L.P.
10.16*	Guarantee Agreement, dated December 17, 2025 by the Company
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025).
21.1*	Subsidiaries of the Company
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1*
Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a–14(a) or 15(d) – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15(d)–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensible Business Reporting Language). The following materials from Franklin BSP Real Estate Debt, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in XBRL: (i) the Consolidated Balance sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Indicates management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Real Estate Debt, Inc.
Registrant

By:	/s/ Michael Comparato
Michael Comparato
Chief Executive Officer and President

Dated:	March 12, 2026
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant on March 12, 2026 in the capacities indicated.

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
Elizabeth K. Tuppeny

FRANKLIN BSP REAL ESTATE DEBT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (PCAOB ID 238)	F - 2
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	F - 3
Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from May 22, 2024 (date of inception) to December 31, 2024	F - 4
Consolidated Statements of Changes in Equity for the year ended December 31, 2025 and for the period from May 22, 2024 (date of inception) to December 31, 2024	F - 5
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the period from May 22, 2024 (date of inception) to December 31, 2024	F - 6
Notes to Consolidated Financial Statements	F - 7
Schedule IV: Mortgage Loans on Real Estate as of December 31, 2025	F - 24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Franklin BSP Real Estate Debt, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin BSP Real Estate Debt, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for the year ended December 31, 2025 and for the period from May 22, 2024 (Date of Inception) to December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from May 22, 2024 (Date of Inception) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 12, 2026

We have served as the Company’s auditor since 2024.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share)

	December 31, 2025	December 31, 2024
Assets
Loans receivable, at fair value (includes pledged loans of $273,489 and $0 at December 31, 2025 and December 31, 2024, respectively)	$372,276	$—
Real estate securities, at fair value (includes pledged securities of $103,370 and $0 at December 31, 2025 and December 31, 2024, respectively)	103,668	—
Cash	12,315	26
Restricted cash	7,589	—
Interest receivable	1,016	—
Prepaid expenses and other assets	330	—
Due from affiliates	615	$—
Total assets	$497,809	$26

Liabilities and Equity
Repurchase agreements, at fair value	$292,032	$—
Subscriptions received in advance	7,589	—
Due to affiliates	9,512	25
Distributions payable	1,164	—
Interest payable	623	—
Accrued expenses and other liabilities	1,128	—
Total liabilities	312,048	25

Commitments and contingencies (See Note 12)

Equity
Common stock, $0.001 par value per share, 100,000 shares authorized, 0 and 40 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, Class G shares, $0.001 par value per share, 3,918,589 and zero shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	4	—
Common stock, Class G-D shares, $0.001 par value per share, 1,768,731 and zero shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	—
Common stock, Class G-S shares, $0.001 par value per share, 1,484,584 and zero shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	—
Common stock, Class E shares, $0.001 par value per share, 7,773 and zero shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	175,234	1
Accumulated deficit	(4,328)	—
Total stockholders' equity	170,913	1
Non-controlling interests	14,848	—
Total equity	185,761	1
Total liabilities and equity	$497,809	$26

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31, 2025	For the Period from May 22, 2024 (date of inception) to December 31, 2024
Income
Interest income	$13,650	$—
Less: interest expense	(6,473)	—
Net interest income	7,177	—
Fee and other income	2,341	—
Total income	9,518	—

Expenses
Administrative fees	2,623	—
General and administrative expenses	1,346	—
Financing fees	1,283	—
Management & performance fees - related party	1,116	—
Organizational costs	1,053	—
Accounting fees	734	—
Total expenses	8,155	—

Other Income
Unrealized gain on real estate securities, at fair value	400	—
Realized gain on real estate securities, at fair value	44	—
Total other income	444	—
Net income	1,807	—
Net income attributable to non-controlling interest	(246)	—
Net income attributable to Franklin BSP Real Estate Debt, Inc.	1,561	—
Net income (loss) per common share, basic and diluted	$0.35	$—
Weighted average common shares outstanding, basic and diluted	4,469,542	40

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at May 22, 2024 (date of inception)	$—	$—	$—	$—	$—	$—	$—	$—		$—
Common shares issued	—	—	—	—	—	1	—	1		1
Balance at December 31, 2024	$—	$—	$—	$—	$—	$1	$—	$1	$—	$1
Net income	—	—	—	—	—	—	1,561	1,561	—	1,561
Net income attributable to non-controlling interests									246	246
Proceeds from issuance of common shares	—	4	2	1	—	180,121	—	180,128	—	180,128
Offering costs	—	—	—	—	—	(4,887)	—	(4,887)	—	(4,887)
Common shares redeemed	—	—	—	—	—	(1)	—	(1)	—	(1)
Distribution declared on common shares (See note 9)	—	—	—	—	—	—	(5,889)	(5,889)	—	(5,889)
Contributions from non-controlling interests									20,602	20,602
Distributions to non-controlling interests									(6,000)	(6,000)
Balance at December 31, 2025	$—	$4	$2	$1	$—	$175,234	$(4,328)	$170,913	$14,848	$185,761

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended December 31, 2025	For the period from May 22, 2024 (date of inception) to December 31, 2024
Cash flows from operating activities:
Net income	$1,807	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on real estate securities, at fair value	(400)	—
Realized gain on real estate securities, at fair value	(44)	—
Financing fees	1,283	—
Accretion of purchase discount on real estate securities, net	1	—
Change in assets and liabilities
Increase in interest receivable	(1,016)	—
Increase in prepaid expenses and other assets	(330)	—
Increase in due from affiliates	(13)	—
Increase in interest payable	623	—
Increase in due to affiliates	4,706	25
Increase in accrued expenses and other liabilities	1,128	—
Net cash provided by operating activities	$7,745	$25

Cash flows from investing activities:
Loan origination and funding activities	$(423,804)	$—
Principal repayments received on loans	51,528	—
Purchases of real estate securities	(109,765)	—
Proceeds from sale or paydown of real estate securities	6,540	—
Net cash used in investing activities	$(475,501)	$—

Cash flows from financing activities:
Borrowings on repurchase agreements	$243,999	$—
Repayment on repurchase agreements	(34,831)	—
Net borrowings (paydowns) on repurchase agreements - less than 90 days maturity	82,864	—
Financing fees paid	(1,283)	—
Proceeds from issuance of common stock, net offering costs paid	180,022	1
Repayment of affiliates initial capital	(1)	—
Contributions from non-controlling interests	20,000	—
Distributions from non-controlling interests	(6,000)	—
Distributions paid	(4,725)	—
Subscriptions received in advance	7,589	—
Net cash provided by financing activities	$487,634	$1

Net increase in cash and restricted cash	$19,878	$26
Cash and restricted cash, beginning of the period	26	—
Cash and restricted cash, end of the period	$19,904	$26

Reconciliation of cash and restricted cash:
Cash	$12,315	$26
Restricted cash	7,589	—
Cash and restricted cash, end of the period	$19,904	$26

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,851	$—

Non-cash activities:
Accrued stockholder servicing fees due to affiliates	$2,418	$—
Accrued offering costs due to affiliates	2,364	—
Distributions payable	1,164	—
Contributions receivable from non-controlling interest	(602)	—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended December 31, 2025

Note 1 - Organization
Franklin BSP Real Estate Debt, Inc. (the “Company”) was formed on May 22, 2024 as a Maryland corporation and intends to elect to qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”). The Company was organized to originate high-quality commercial real estate loans.
The Company is externally managed by Benefit Street Partners L.L.C. (the “Adviser”). The Adviser is a limited liability company that is registered as an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the loans the Company originates.
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

In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members, as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary.

The Company consolidates all entities that it controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates the VIE is its primary beneficiary and is generally the entity with the (i) power to direct the activities that most significantly affect the VIEs economic performance and (ii) the right to receive the benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Non-controlling interest represents the equity of consolidated joint ventures that are not owned by the Company.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of December 31, 2025.We may have cash balances in excess of federally insured amounts. We mitigate our risk of loss by maintaining cash deposits with high-quality institutions and by actively monitoring the credit risk of our counterparties.
Restricted Cash

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

Restricted cash consists of cash received for subscriptions prior to the date on which the subscriptions are effective. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent.
Fair Value Option
The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, real estate securities and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded in Loans receivable, at fair value, Real estate securities, at fair value, and Repurchase agreements, at fair value on the Consolidated Balance Sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of Net Asset Value (“NAV”) per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares, par value $0.001 per share.
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
As of December 31, 2025, the Company has elected the fair value option for each of its outstanding loans. There were no loans outstanding as of December 31, 2024.
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
As of December 31, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $3.4 million recorded in Due to affiliates on the Consolidated Balance Sheets.
Operating Expenses

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

The Adviser may pay for certain of the Company’s operating expenses prior to the first anniversary of April 1, 2025. All operating expenses paid by the Adviser will be reimbursed by the Company to the Adviser in 60 equal monthly installments commencing on the first anniversary of April 1, 2025 or over an alternative time period agreed to by the Board and the Adviser. If the Adviser pays any operating expenses after the first anniversary of April 1, 2025, the Company will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser during such quarter. However, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in the Advisory Agreement) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four fiscal quarters determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). The Company may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. If the Company’s independent directors do not approve such excess amount as being so justified, the Adviser will reimburse the Company the amount by which the operating expenses exceeded the 2%/25% Guidelines.
As of December 31, 2025, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $1.5 million recorded in Due to affiliates in the Consolidated Balance Sheets.
In February 2026, the Company entered into an Amended and Restated Advisory Agreement to amend the terms of the Company’s reimbursement of its operating expenses. See Note 14.
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
Stockholder Servicing Fees
The Company accrues the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during our continuous offering and records the amount as an offset (reduction) to additional paid-in capital in the Consolidated Balance Sheets. As of December 31, 2025 $2.5 million of stockholder servicing fees have been recorded as an offset to additional paid-in capital in the Consolidated Balance Sheets.
Income Taxes
The Company intends to elect to qualify to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 2025. In general, as a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its “REIT taxable income” to its stockholders in a year, the Company will not be subject to U.S. federal income tax to the extent of the income that it distributes. The Company believes it currently qualifies, and it intends to continue to qualify as a REIT under the Code. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions that do not meet the more-likely-than-not threshold are disclosed as uncertain tax positions in the current year. The Company’s accounting policy is to classify interest and penalties related to uncertain tax positions as a provision for income taxes. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset CMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

mix and other credit metrics. While our investment objectives include avoiding excess borrower concentration, we expect to experience some level of borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad loan portfolio. As of December 31, 2025, there are no borrowers whose aggregate loan balance exceeds our established threshold of 10% of our total assets balance. As of December 31, 2025, one stockholder held 14.5% of our total outstanding common shares.
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
Recently Issued Accounting Guidance
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2025 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 “Income statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” or ASU 2024-03. ASU 2024-03 requires additional disclosures about specific expenses categories in the notes to the financial statements. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and early adoption is permitted. We do not expect the adoption of ASU 2024-03 to have a material impact on our consolidated financial statements.
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
The Adviser may be entitled to receive a performance fee for each class of common share, other than Class E common shares, which is accrued monthly and payable quarterly in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of Core Earnings (as defined below) for the immediately preceding four calendar quarters (each such period, a "4-

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

Quarter Performance Measurement Period"), subject to a hurdle rate, expressed as an annual rate of return on average Adjusted Capital (as defined in the Advisory Agreement), equal to 5.0% (the "Annual Hurdle Rate"), minus (ii) the sum of any Performance Fees paid to the Adviser with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. The Adviser does not earn a Performance Fee for any calendar quarter until Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed the Annual Hurdle Rate.
As defined in the Advisory Agreement, Core Earnings shall mean for the applicable performance measurement period, the net income (loss), computed in accordance with GAAP, attributable to holders of classes of Common Shares to which the Performance Fee applies, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the Performance Fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Independent Directors and approved by a majority of the Independent Directors.
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
Accrued Operating Expenses
The Adviser may pay for certain of the Company’s operating expenses prior to the first anniversary of April 1, 2025. All operating expenses paid by the Adviser will be reimbursed by the Company to the Adviser in 60 equal monthly installments commencing on the first anniversary of April 1, 2025 or over an alternative time period agreed to by the Board and the Adviser. If the Adviser pays any operating expenses after the first anniversary of April 1, 2025, the Company will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser during such quarter. The Company received $25,000 from an affiliate of the Adviser for expenses incurred after the Company commenced operations. The Company reimbursed the Adviser such amount in the fourth quarter of 2025.
In February 2026, the Company entered into an Amended and Restated Advisory Agreement to amend the terms of the Company’s reimbursement of operating expenses. See Note 14.
Stockholder Servicing Fees

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

The Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Franklin Distributors, L.L.C. (the “Dealer Manager”), an affiliate of the Adviser, on January 23, 2025 effective as of September 1, 2024. The Dealer Manager is entitled to receive stockholder servicing fees with respect to certain classes of our common shares, including 0.85% per annum of the aggregate NAV for each of the Class F-S shares and Class G-S shares and 0.25% per annum of the aggregate NAV for each of the Class F-D shares and Class G-D shares.
The Dealer Manager anticipates that substantially all of the stockholder servicing fees will be retained by, or re-allowed (paid) to, participating broker-dealers. For the year ended December 31, 2025, the Dealer Manager did not retain any stockholder servicing fees.
The Company accrues the estimated amount of the future stockholder servicing fees payable to the Dealer Manager. Accrued stockholder servicing fees were $2.4 million at December 31, 2025. There were no accrued stockholder servicing fees at December 31, 2024.
The table below shoes the costs incurred due to arrangements with the Adviser and its affiliates during the period May 22, 2024 (date of inception) to December 31, 2024 and the year ended December 31, 2025:

(in thousands)	Year Ended December 31, 2025	For the Period May 22, 2024 (date of inception) to December 31, 2024
Administrative Expenses	$2,623	$—
Performance Fees	653	—
Management Fees	463	—
Stockholder Servicing Fees(1)	2,522	—
Organizational Costs	1,053	—
Offering Costs(2)	2,364	—
	$9,678	$—
(1) The Company accrues the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during the Company’s continuous offering and records the amount as an offset (reduction) to additional paid-in capital in the Consolidated Balance Sheets.
(2) Offering costs consist of costs incurred in connection with the Company’s continuous offering. Offering costs are recorded as a reduction to paid-in capital.

Due from Affiliates
The following table details the components of Due from affiliates as of December 31, 2025:

(in thousands)	December 31, 2025
Due from affiliates	$615
Total due from affiliates	$615

The Company did not have any amounts due from affiliates as of December 31, 2024.

Due to Affiliates

(in thousands)	December 31, 2025	December 31, 2024
Accrued organization costs	$1,053	$—
Accrued offering costs	2,364	—
Accrued management fees	220	—
Accrued performance fees	325	—
Accrued administration fees	1,626	—
Accrued stockholder services fees	2,418	—
Due to advisor	1,506	—
Other	—	25
Total due to affiliates	$9,512	$25

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

Sale Transaction
In November 2025, the Company completed the sale of a 50% participation interest in four commercial real estate loans to an entity managed by and affiliated with the Adviser, generating net cash proceeds of $39.7 million. The loans had an aggregate carrying value of $39.5 million and total commitments and unfunded commitments of $50.7 million and $11.2 million, respectively at the time of sale. There was no gain or loss recorded on the sale.
Other Transactions
In November 2025, the Company and an affiliate of the Company entered into a joint venture agreement, forming FBRED Lux HYJV, LLC (the “JV”). The JV is the sole owner of FBRED REIT High Yield Securities, LLC (the “HY SPE”). The Company has a 40% interest in the JV and is the Manager, as defined by the joint venture agreement, while the affiliated fund has a 60% interest. The affiliated fund contributed a net $14.6 million for their 60% interest in the JV. There was no gain or loss on the transaction.
Pursuant to the joint venture agreement, the Company, as Manager, holds the power and control over the management of the JV, including but not limited to, entering transactions, modifying joint venture agreement, materially changing the business of the JV or replacing the Manager for the JV. The Company has determined the JV is a VIE of which the Company is the primary beneficiary, as such, the activity of the JV is consolidated in the Company’s Consolidated Financial Statements. Refer to Note 2 - Summary of Significant Accounting Policies.
Note 4 - Investments in Loans Receivable
At December 31, 2025, the Company’s held for investment loan portfolio is as follow:

($ in thousands)
Loan Type	Loan Amount (1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate (2)	Weighted Average Life (3)
Senior	$452,540	$367,996	$367,996	7.06%	4.18
Mezzanine	19,131	4,280	4,280	12.72%	3.82
Total	$471,671	$372,276	$372,276	7.13%	4.17
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Represents the weighted average interest rate for each loan at December 31, 2025. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread. At December 31, 2025, the one-month SOFR was 3.69%.
(3)Assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
The below tables detail the property type and geographic location of the properties securing our commercial real estate loans as of December 31, 2025:

($ in thousands)
	December 31, 2025
Property Type	Fair Value	Percentage
Multifamily	$272,297	73.14%
Industrial	67,816	18.22%
Hospitality	22,500	6.04%
Mixed Use	9,663	2.60%
Total	$372,276	100%

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

($ in thousands)
	December 31, 2025
Region	Fair Value	Percentage
Southeast	$120,168	32.28%
Southwest	74,389	19.98%
Far West	66,349	17.82%
Various(1)	39,715	10.67%
Rocky Mountain	29,525	7.93%
Mideast	26,020	6.99%
Great Lakes	16,110	4.33%
Total	$372,276	100%
(1) Various includes industrial and multifamily portfolios with multiple locations throughout the United States.
The Company did not have investments in loans receivable at December 31, 2024.
Note 5 - Investments in Real Estate Securities
The following is a summary of the Company’s investments in real estate securities, at fair value at December 31, 2025:

	CMBS Bonds
($ in thousands)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
CMBS Bonds	17	1 month SOFR	6.83%	4.25	$103,370	$103,668
The Company did not have investments in real estate securities at December 31, 2024.
The Company reports CMBS bonds at fair value on the Consolidated Balance Sheets with changes in fair value recorded in Unrealized gain (loss) on real estate securities, at fair value in the Consolidated Statements of Operations.
The following table shows the amortization cost, unrealized gain (loss) and fair value of the Company’s CMBS bonds at December 31, 2025:

(in thousands)	Amortized Costs	Unrealized Gain	Unrealized Loss	Fair Value
CMBS Bonds	$103,269	$400	$—	$103,668
The Company did not have investments in real estate securities at December 31, 2024.
Note 6 - Repurchase Agreements
The following table presents the value of repurchase agreements, at fair value at December 31, 2025:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	5.32%	$250,000	$177,162	$72,837	$72,837	$91,999	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	6.01%	250,000	184,474	65,526	65,526	90,772	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.17%	150,000	84,292	65,708	65,708	83,437	7/30/2027	7/30/2030
FBRED REIT AWH Seller, LLC	6.44%	100,000	94,903	5,097	5,097	7,281	12/16/2026	12/16/2027
FBRED REIT High Yield Securities, LLC - JPM (3)	4.63%	N/A	N/A	54,558	54,558	65,870	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	4.76%	N/A	N/A	28,306	28,306	37,500	30 days	30 days
Total	5.28%			$292,032	$292,032	$376,859

(1)Represents the weighted average interest rate at December 31, 2025.
(2)Borrowing facilities may have extension options, subject to lender approval and compliance with certain financial and administrative covenants.
(3)Borrowings are tied to real estate securities with a 30-day repurchase maturity term, which automatically renew, subject to administrative covenants.
The Company did not have outstanding repurchase agreements at December 31, 2024.
Borrowings under the Company’s repurchase agreements bear interest at one-month term SOFR plus a spread. At December 31, 2025, the one-month SOFR was 3.69%. Our repurchase agreements are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of December 31, 2025.
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
On December 17, 2025, the Company, through its indirect wholly-owned subsidiaries FBRED REIT AWH Seller, LLC and FBRED REIT AWH Mezzanine Loan Seller, LLC, entered into a Master Repurchase Agreement (the “Atlas MRA”) with Atlas

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

Securitized Products, L.P. The Atlas MRA provides up to $100 million of advances. The initial maturity of the Atlas MRA is December 16, 2026, which may be extended for one year.
The following table represents the future principal payments under the Company’s outstanding repurchase agreements at December 31, 2025:

(in thousands)
Year	Amount
2026	82,864
2027	5,097
2028	—
2029	—
2030	204,071
Thereafter	—
Total	$292,032

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
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets at December 31, 2025 by their level in the fair value hierarchy:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Loans receivable, at fair value	$—	$—	$372,276	$372,276
Real estate securities, at fair value	—	103,668	—	103,668
Total	$—	$103,668	$372,276	$475,944

Financial Liabilities:
Repurchase agreements, at fair value	$—	$—	$292,032	$292,032
Total	$—	$—	$292,032	$292,032
The Company did not have financial assets and liabilities carried at fair value at December 31, 2024.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

Valuation of Loans Receivable, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s loans receivable at December 31, 2025:

(in thousands)	December 31, 2025
Beginning balance at January 1, 2025	$—
Loan originations and fundings	423,804
Principal paydowns	(51,528)
Unrealized gain (loss) on loans receivable	—
Balance at December 31, 2025	$372,276
The Company did not have investments in loans receivable measured at fair value during the year ended December 31, 2024.
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at December 31, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Loans receivable, at fair value - Senior	$266,241	Discounted Cash Flow	Discount Rate (interest spread)	3.39%	2.30% - 6.49%
Loans receivable, at fair value - Senior	101,755	Recent Transaction (1)	N/A	N/A	N/A
Loans receivable, at fair value - Mezzanine	1,640	Discounted Cash Flow	Discount Rate (interest spread)	11.68%	7.02% - 15.43%
Loans receivable, at fair value - Mezzanine	2,640	Recent Transaction (1)	N/A	N/A	N/A
	$372,276
(1) Any loans receivable originated during the calendar month are valued utilizing the transaction price as a market approach under ASC 820.
The Company did not have Loans receivable, at fair value at December 31, 2024.
Valuation of Repurchase Agreements, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s repurchase agreements at December 31, 2025:

(in thousands)	December 31, 2025
Beginning balance at January 1, 2025	$—
Borrowings under repurchase agreements	759,624
Repayment under repurchase agreements	(467,592)
Balance at December 31, 2025	$292,032
The Company did not have repurchase agreements measured at fair value during the year ended December 31, 2024.
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s repurchase agreements at December 31, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Repurchase agreements, at fair value	$230,975	Discounted Cash Flow	Discount Rate (interest spread)	1.52%	0.65% - 3.60%
Repurchase agreements, at fair value	61,057	Recent Transaction (1)	N/A	N/A	N/A
	$292,032
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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

(in thousands)	December 31, 2025
Exit fee receivables	$233
Prepaid expenses	97
Total prepaid expenses and other assets	$330
The Company did not have prepaid expenses and other assets as of December 31, 2024.
The following table summarizes the component of Accrued expenses and other liabilities:

(in thousands)	December 31, 2025
Accrued expenses	$1,074
Directors compensation payable	54
Accrued expenses and other liabilities	$1,128
The Company did not have accrued expenses and other liabilities as of December 31, 2024.
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
The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the year ended December 31, 2025 and the period from May 22, 2024 (date of inception) to December 31, 2024:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Total
Shares outstanding at May 22, 2024 (date of inception)	—	—	—	—	—	—
Common shares issued	40	—	—	—	—	40
Shares outstanding at December 31, 2024	40	—	—	—	—	40
Common shares issued	—	3,864,389	1,717,332	1,469,983	7,700	7,059,404
DRIP shares issued	—	54,200	51,399	14,601	73	120,273
Repayment of affiliate's initial investment	(40)	—	—	—	—	(40)
Shares outstanding at December 31, 2025	—	3,918,589	1,768,731	1,484,584	7,773	7,179,677
Proceeds from issuance of common shares (in thousands)	$—	$98,491	$44,273	$37,170	$194	$180,128
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
For the year ended December 31, 2025, the Company did not receive any repurchase requests under the plan.
In November 2025, an affiliate of the Adviser was repaid its initial $1,000 capital investment in common shares.
In February 2026, the board of directors of the Company unanimously approved a limited waiver of the Early Repurchase Deduction. See Note 14.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. The per

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

share purchase price for shares purchased under the distribution reinvestment plan is equal to the transaction price at the time the distribution is payable.
Distributions
The following table details the aggregate distributions declared for the Company’s common shares for the year ended December 31, 2025:

	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E
Aggregate gross distribution declared per common share	$1.1669	$1.1669	$1.1669	$0.8335
Stockholder servicing fee per common share	—	(0.0351)	(0.0949)	—
Net distributions declared per common share	$1.1669	$1.1318	$1.0720	$0.8335
The Company did not declare a distribution during the period from May 22, 2024 to December 31, 2024.
The following table sets forth the dividends declared per share of our common stock that are taxable in the fiscal tax year ended December 31, 2025 and the related tax characteristic. Dividends declared on December 31, 2025 for common stock were paid in January 2026.

Common Stock	Dividends Paid in Current Year	Ordinary Dividend	Return of Capital
Class G	$1.0002	$0.5058	$0.4944
Class G-D	$0.9701	$0.4906	$0.4795
Class G-S	$0.9216	$0.4661	$0.4555
Class E	$0.6668	$0.3372	$0.3296
The ordinary income per share of each stockholder represents the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Section 199A of the Code.

Note 10 - Earnings Per Common Share
Earnings per common share for the year ended December 31, 2025 is computed as presented in the table below:

(in thousands, except share and per share amounts)	Year Ended December 31, 2025
Basic and Diluted
Net income available to common stockholders	$1,561
Weighted average common shares outstanding	4,469,542
Basic and diluted earnings per common share	$0.35
The Company did not have earnings for the period from May 22, 2024 (date of inception) to December 31, 2024.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

Note 11 - Variable Interest Entity
We have determined that our joint venture in FBRED Lux HYJV, LLC is a VIE, which we consolidated. See Note 3 – Related Party Transactions.
Our involvement with this VIE primarily affects our financial performance and cash flows through amounts recorded in interest income, interest expense and through activity associated with our investments in real estate securities and repurchase agreements.
Through this entity, the Company invests in real estate securities and those are financed through repurchase agreements. The Company believes it is the primary beneficiary of the VIE because (i) the Company has the power to direct the activities that most significantly affect the VIE’s performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. The VIE is non-recourse to the Company.
The assets and liabilities related to the consolidated joint venture are as follows:

(in thousands)	December 31, 2025
Assets
Investments in real estate securities, at fair value	$103,668
Cash	3,731
Interest receivable	334
Total assets	$107,733

Liabilities
Repurchase agreements, at fair value	$82,864
Interest payable	122
Total liabilities	$82,986

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

Note 12 - Commitments and Contingencies
Commitments
As of December 31, 2025, the Company had unfunded commitments on delayed draw term loans of $99.4 million. As of December 31, 2025, the Company’s unfunded commitments consisted of the following:

(in thousands)
Investment Type	Total Commitment	Remaining Commitment
Senior Mortgage	$223,366	$84,544
Mezzanine	18,444	14,851
	$241,810	$99,395

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
Note 13 - Dependency
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
Note 14 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K. The following activity took place subsequent to December 31, 2025.
Common Shares
Subsequent to December 31, 2025, and in connection with the Company’s continuous private offering, the Company issued shares of its Class G common stock, Class G-D common stock, Class G-S common stock, Class E common stock and Class I common stock.
These offers and sales of the Class G common stock, Class G-D common stock, Class G-S common stock, Class E common stock and Class I common stock were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation D thereunder.
The following table details the shares issued between January 1, 2026 and March 12, 2026:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended December 31, 2025

(in thousands, except share amounts)	Common Shares, excluding DRIP		DRIP
Title of Securities	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
Class G Common Stock	642,264	$16,075	24,819	$621
Class G-D Common Stock	159,538	3,965	19,412	483
Class G-S Common Stock	250,799	6,280	9,749	242
Class E Common Stock	602	15	37	1
Class I Common Stock	5,500	138	—	$—
Total	1,058,703	$26,473	54,017	$1,347
Distributions Declared
The following table summarizes subsequent payments related to distributions on common stock declared by the Board as of the record dates noted. Net distributions paid (after any servicing fees) from January 1, 2026 through March 12, 2026 were $2.4 million, and were paid in cash or reinvested in the applicable class of common stock for stockholders participating in the Company’s distribution reinvestment plan.

Record Date	Declaration Date	Payment Date	Distributions Per Share	Share Class
December 31, 2025	November 5, 2025	January 14, 2026	$0.1667	G, G-D, G-S, E
January 30, 2026	November 5, 2025	February 13, 2026	$0.1667	G, G-D, G-S, E
February 27, 2026	February 26, 2026	March 16, 2026	$0.1900	G, G-D, G-S, E, I
March 31, 2026	March 9, 2026	April 15, 2026	$0.1900	G, G-D, G-S, E, I
April 30, 2026	March 9, 2026	May 15, 2026	$0.1900	G, G-D, G-S, E, I

Early Repurchase Deduction Waiver

In February 2026, the board of directors of the Company unanimously approved the resolution a waiver of the Early Repurchase Deduction with respect to requests for repurchase of shares submitted through discretionary model portfolio management programs or with respect to automatic non-discretionary rebalancing programs.

Amended and Restated Advisory Agreement

On February 26, 2026, the Company entered into an amended and restated advisory agreement (the “Amended Agreement”) with the Adviser to amend the terms regarding the reimbursement to the Adviser of operating expenses it pays on behalf of the Company. Pursuant to the Amended Agreement, commencing January 1, 2026 through December 31, 2026, the Company will reimburse the Adviser for operating expenses it pays on the Company’s behalf in an amount up to 0.60% of Average Net Asset Value (as defined in the Amended Agreement) and expenses above such amount will be paid in 12 equal, quarterly installments, with approval of the independent directors of the Company required for the Company to reimburse the Adviser if such amounts are in excess of the greater of 2% of Average Invested Assets and 25% of Net Income (as defined in the Amended Agreement). Operating expenses paid by the Adviser prior to January 1, 2026 will be reimbursed in 60 monthly installments and beginning January 1, 2027, operating expenses will be reimbursed by the Company subject to the caps as provided for in the initial agreement.

FRANKLIN BSP REAL ESTATE DEBT, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2025

Type of Loan	Property Type/Location	Interest Rates(1)	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Face Amount	Carrying Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest(4)
Senior Loans
Senior Loans in excess of 3% of the carrying amount of total loans
Senior	Industrial	3.86%	4/9/2030	IO	$13,680	$13,680	$—
Senior	Multifamily	6.50%	5/9/2029	IO	$15,510	$15,510	$—
Senior	Multifamily	2.65%	6/9/2030	IO	$11,279	$11,279	$—
Senior	Multifamily	2.60%	11/9/2029	IO	$12,025	$12,025	$—
Senior	Multifamily	3.25%	1/9/2031	IO	$12,000	$12,000	$—
Total Senior Loans more than 3% of the carrying amount of total loans					$64,494	$64,494	$—

Senior Loans less than 3% of the carrying amount of total loans
Senior	Multifamily	+ 2% - 6.25%	2028 - 2031	IO	$217,203	$217,203	$—
Senior	Hospitality	+ 3.85% - 4.5%	2028 - 2031	IO	$22,500	$22,500	$—
Senior	Industrial	+ 2.93% - 4%	2030 - 2031	IO	$54,136	$54,136	$—
Senior	Mixed Use	+ 3.25%	2029	IO	$9,663	$9,663	$—
Total Senior Loans less than 3% of the carrying amount of total loans					$303,502	$303,502	$—

Mezzanine Loans
Mezzanine Loans less than 3% of the carrying amount of total loans
Mezzanine(5)	Multifamily	+ 4.52% - 15.25% Fixed 14%	2028 - 2030	IO	$4,280	$4,280	$—
Total Mezzanine Loans less than 3% of the carrying amount of total loans					$4,280	$4,280	$—

Total Senior and Mezzanine Loans(6)					$372,276	$372,276	$—

(1) Expressed as a spread over 1M SOFR Term.
(2) Maximum maturity date assumes all extension options are exercised, if applicable.
(3) IO = interest only
(4) Principal amount of loans subject to delinquent principal or interest is defined as loans in (i) maturity default or (ii) receipt of interest outstanding for more than 90 days.
(5) Includes one mezzanine loan with a fixed rate of 14%.
(6) The estimated aggregate cost for U.S. federal income tax purposes is approximately $372.3 million.

For the activity within the Company’s loan portfolio during the year ended December 31, 2025 refer to Note 4 - Investments in Loans Receivable and Note 7 - Fair Value Measurements on the consolidated financial statements of Form 10-K.