Form 10-Q
period 2026-03-31
Franklin BSP Real Estate Debt, Inc.
filed 2026-05-11
CIK 2035428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026
or
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

As of May 11, 2026, there were 9,667,254 shares of our common stock, $0.001 par value, outstanding consisting of 5,046,223 shares of Class G common stock, 2,266,192 shares of Class G-D common stock, 2,339,784 shares of Class G-S common stock, 9,471 shares of Class E common stock and 5,584 shares of Class I common stock.

FRANKLIN BSP REAL ESTATE DEBT, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31,2026

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands, except share and per share)

	March 31, 2026	December 31, 2025
Assets
Loans receivable, at fair value (includes pledged loans of $567,565 and $273,489 at March 31, 2026 and December 31, 2025, respectively)	$619,721	$372,276
Real estate securities, at fair value (includes pledged securities of $86,275 and $103,370 at March 31, 2026 and December 31, 2025, respectively)	102,051	103,668
Cash	18,444	12,315
Restricted cash	9,819	7,589
Interest receivable	2,482	1,016
Due from affiliates	615	615
Prepaid expenses and other assets	567	330
Total assets	$753,699	$497,809

Liabilities and Equity
Repurchase agreements, at fair value	$512,402	$292,032
Subscriptions received in advance	9,819	7,589
Due to affiliates	10,905	9,512
Distributions payable	1,543	1,164
Redemption payable	47	—
Interest payable	1,214	623
Accrued expenses and other liabilities	988	1,128
Total liabilities	536,918	312,048

Commitments and contingencies (See Note 12)

Equity
Common stock, $0.001 par value per share, 100,000 shares authorized, zero and zero shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, Class G shares, $0.001 par value per share, 4,599,068 and 3,918,589 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	4
Common stock, Class G-D shares, $0.001 par value per share, 1,959,278 and 1,768,731 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Common stock, Class G-S shares, $0.001 par value per share, 1,751,134 and 1,484,584 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	1
Common stock, Class E shares, $0.001 par value per share, 8,440 and 7,773 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, Class I shares, $0.001 par value per share, 5,542 and zero shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	203,207	175,234
Accumulated deficit	(6,272)	(4,328)
Total stockholders' equity	196,944	170,913
Non-controlling interests	19,837	14,848
Total equity	216,781	185,761
Total liabilities and equity	$753,699	$497,809

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Income
Interest income	$10,478	$—
Less: interest expense	(5,391)	—
Net interest income	5,087	—
Fee and other income	600	—
Total income	5,687	—

Expenses
Administrative fees	649	—
General and administrative expenses	463	—
Financing fees	445	—
Management & performance fees - related party	866	—
Accounting fees	202	—
Total expenses	2,625	—

Other loss
Unrealized loss on real estate securities, at fair value	(529)	—
Total other loss	(529)	—
Net income	2,533	—
Net income attributable to non-controlling interest	(236)	—
Net income attributable to Franklin BSP Real Estate Debt, Inc.	2,297	—
Net income per common share, basic and diluted	0.29	—
Weighted average common shares outstanding, basic and diluted	7,923,955	40

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

For the three months ended March 31, 2026:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$—	$4	$2	$1	$—	$—	$175,234	$(4,328)	$170,913	$14,848	$185,761
Net income	—	—	—	—	—	—	—	2,297	2,297	—	2,297
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	236	236
Proceeds from issuance of common shares	—	1	—	1	—	—	28,597	—	28,599	—	28,599
Offering costs	—	—	—	—	—	—	(577)	—	(577)	—	(577)
Common shares redeemed							(47)		(47)		(47)
Distribution declared on common shares (See note 9)	—	—	—	—	—	—	—	(4,241)	(4,241)	—	(4,241)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	4,753	4,753
Balance at March 31, 2026	$—	$5	$2	$2	$—	$—	$203,207	$(6,272)	$196,944	$19,837	$216,781

For the three months ended March 31, 2025:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$1
Common shares issued	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share data)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash flows from operating activities:
Net income	$2,533	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss on real estate securities, at fair value	529	—
Financing fees	445	—
Accretion of purchase discount on real estate securities, net	(7)	—
Change in assets and liabilities
Increase in interest receivable	(1,466)	—
Increase in prepaid expenses and other assets	(237)	—
Increase in interest payable	591	—
Increase in due to affiliates	921	—
Decrease in accrued expenses and other liabilities	(140)	—
Net cash provided by operating activities	$3,169	$—

Cash flows from investing activities:
Deposits received in relation to origination of loans	$—	$46
Loan origination and funding activities	(248,677)	—
Principal repayments received on loans	1,232	—
Proceeds from sale or paydown of real estate securities	1,095	—
Net cash used in investing activities	$(246,350)	$46

Cash flows from financing activities:
Borrowings on repurchase agreements	$232,360	$—
Repayment on repurchase agreements	(924)	—
Net borrowings (paydowns) on repurchase agreements - less than 90 days maturity	(11,066)	—
Financing fees paid	(445)	—
Proceeds from issuance of common stock, net offering costs paid	28,597	—
Contributions from non-controlling interests	4,753	—
Stockholder servicing fees - paid	(104)	—
Distributions paid	(3,861)	—
Subscriptions received in advance	2,230	34,417
Net cash provided by financing activities	$251,540	$34,417

Net increase in cash and restricted cash	$8,359	$34,463
Cash and restricted cash, beginning of the period	19,904	26
Cash and restricted cash, end of the period	$28,263	$34,489

Reconciliation of cash and restricted cash:
Cash	$18,444	$72
Restricted cash	9,819	34,417
Cash and restricted cash, end of the period	$28,263	$34,489

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,800	$—

Non-cash financing activities:
Accrued stockholder servicing fees due to affiliates	$377	$—
Accrued offering costs due to affiliates	199	—
Distributions payable	380	—
Redemption payable	47	—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended March 31, 2026

Note 1 - Organization
Franklin BSP Real Estate Debt, Inc. (the “Company”) was formed on May 22, 2024 as a Maryland corporation and intends to elect to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to originate high-quality commercial real estate loans.
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

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of March 31, 2026. The Company may have cash balances in excess of federally insured amounts. The Company mitigates its risk of loss by maintaining cash deposits with high-quality institutions and by actively monitoring the credit risk of our counterparties.

Restricted Cash

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

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
As of March 31, 2026 and December 31, 2025, the Company has elected the fair value option for each of its outstanding loans.
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
As of March 31, 2026, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $3.6 million recorded in Due to affiliates on the Consolidated Balance Sheets.
Operating Expenses
Pursuant to the terms of the Advisory Agreement, the Adviser may pay for certain of the Company’s operating expenses prior to the first anniversary of April 1, 2025. All operating expenses paid by the Adviser will be reimbursed by the Company to the

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

Adviser in 60 equal monthly installments commencing on the first anniversary of April 1, 2025 or over an alternative time period agreed to by the Board and the Adviser. If the Adviser pays any operating expenses after the first anniversary of April 1, 2025, the Company will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser during such quarter. However, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in the Advisory Agreement) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income for such four fiscal quarters determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). The Company may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. If the Company’s independent directors do not approve such excess amount as being so justified, the Adviser will reimburse the Company the amount by which the operating expenses exceeded the 2%/25% Guidelines.
On February 26, 2026, the Company entered into an amended and restated advisory agreement (the “Amended Advisory Agreement”) with the Adviser to amend the terms regarding the reimbursement to the Adviser of operating expenses it pays on behalf of the Company. Pursuant to the Amended Advisory Agreement, commencing January 1, 2026 through December 31, 2026, the Company will reimburse the Adviser for operating expenses it pays on the Company’s behalf in an amount up to 0.60% of Average Net Asset Value (as defined in the Amended Advisory Agreement) and expenses above such amount will be paid in 12 equal, quarterly installments, with approval of the independent directors of the Company required for the Company to reimburse the Adviser if such amounts are in excess of the greater of 2% of Average Invested Assets and 25% of Net Income (as defined in the Amended Advisory Agreement). Operating expenses paid by the Adviser prior to January 1, 2026 will be reimbursed in 60 monthly installments and beginning January 1, 2027, operating expenses will be reimbursed by the Company subject to the caps as provided for in the initial agreement.
As of March 31, 2026, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $2.1 million recorded in Due to affiliates in the Consolidated Balance Sheets. For the three months ended March 31, 2026, $1.1 million of operating expenses were deferred under the Amended Advisory Agreement.
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
Stockholder Servicing Fees
The Company accrues the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during our continuous offering and records the amount as an offset (reduction) to additional paid-in capital in the Consolidated Balance Sheets. As of March 31, 2026 $2.9 million of stockholder servicing fees have been recorded as an offset to additional paid-in capital in the Consolidated Balance Sheets.
Income Taxes
The Company intends to elect to qualify to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 2025. In general, as a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, the Company will not be subject to U.S. federal income tax to the extent of the income that it distributes. The Company believes it currently qualifies, and it intends to continue to qualify as a REIT under the Code. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset CMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. While our investment objectives include avoiding excess borrower concentration, we expect to experience some level of borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad loan portfolio. As of March 31, 2026, there are no borrowers whose aggregate loan balance exceeds our established threshold of 10% of our total assets balance. As of March 31, 2026, one stockholder held 12.7% of our total outstanding common shares.
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
For the period ended March 31, 2026

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
As defined in the Advisory Agreement, Core Earnings shall mean for the applicable performance measurement period, the net income (loss), computed in accordance with GAAP, attributable to holders of classes of Common Shares to which the Performance Fee applies, including realized gains (losses) not otherwise included in GAAP net income (loss), amortizing over the life of the loan any warehouse debt issuance costs that is expensed at inception under GAAP, and excluding (i) non-cash equity compensation expense, (ii) the Performance Fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Independent Directors and approved by a majority of the Independent Directors.
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
Accrued Organization and Offering Costs and Accrued Operating Expenses
Refer to Note 2.
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
The Dealer Manager anticipates that substantially all of the stockholder servicing fees will be retained by, or re-allowed (paid) to, participating broker-dealers. For the three months ended March 31, 2026, the Dealer Manager did not retain any stockholder servicing fees.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

The Company accrues the estimated amount of the future stockholder servicing fees payable to the Dealer Manager. Accrued stockholder servicing fees were $2.7 million at March 31, 2026. There were $2.4 million accrued stockholder servicing fees at December 31, 2025.
The table below shows the costs incurred due to arrangements with the Adviser and its affiliates during the three months ended:

(in thousands)	March 31, 2026	March 31, 2025
Administrative Expenses	$649	$—
Performance Fees	594	—
Management Fees	272	—
Stockholder Servicing Fees(1)	377	—
Offering Costs(2)	199	—
	2,091	—
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

Due from Affiliates
The following table details the components of Due from affiliates:

(in thousands)	March 31, 2026	December 31, 2025
Other	615	615
Total due from affiliates	$615	$615

Due to Affiliates

The following table details the components of Due to affiliates:

(in thousands)	March 31, 2026	December 31, 2025
Accrued organization costs	$1,053	$1,053
Accrued offering costs	2,563	2,364
Accrued management fees	272	220
Accrued performance fees	594	325
Accrued administration fees	1,636	1,626
Accrued stockholder services fees	2,691	2,418
Due to advisor	2,096	1,506
Total due to affiliates	$10,905	$9,512
Loan Acquisition Transactions
For the three months ended March 31, 2026, the Company purchased interests in twelve commercial real estate loans from an entity managed by and affiliated with the Adviser. The below table details the commercial real estate loan interests and associated debt acquired during the three months ended March 31, 2026:

(in thousands)	Principal Balance Acquired	Debt Acquired	Net Cash Paid (1)
Related Party Acquisitions	$136,525	$(93,197)	$43,846
(1) Net cash paid includes accrued interest income of $0.5 million.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

Note 4 - Investments in Loans Receivable
At March 31, 2026, the Company’s held for investment loan portfolio is as follows:

($ in thousands)
Loan Type	Loan Amount (1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate (2)	Weighted Average Life (3)
Senior	$696,314	$613,812	$613,812	6.98%	3.94
Mezzanine	20,243	5,909	5,909	12.78%	3.79
Total	$716,557	$619,721	$619,721	7.03%	3.94
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Represents the weighted average interest rate for each loan at March 31, 2026. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread, aside from one Senior loan with a fixed-rate of 6.45%. At March 31, 2026, the one-month SOFR was 3.66%.
(3)Assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
At December 31, 2025, the Company’s held for investment loan portfolio is as follows:

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

The below tables detail the property type and geographic location of the properties securing our commercial real estate loans as of March 31, 2026 and December 31, 2025:

($ in thousands)
	March 31, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$500,391	80.75%	$272,297	73.14%
Industrial	96,830	15.62%	67,816	18.22%
Hospitality	22,500	3.63%	22,500	6.04%
Mixed Use	—	—%	9,663	2.60%
Total	$619,721	100%	$372,276	100%

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

($ in thousands)
	March 31, 2026		December 31, 2025
Region	Fair Value	Percentage	Fair Value	Percentage
Southeast	$184,191	29.72%	$120,168	32.28%
Southwest	116,823	18.85%	74,389	19.98%
Far West	93,869	15.15%	66,349	17.82%
Mideast	76,892	12.41%	26,020	6.99%
Various(1)	71,227	11.49%	39,715	10.67%
Rocky Mountain	44,593	7.20%	29,525	7.93%
Great Lakes	23,610	3.81%	16,110	4.33%
New England	8,516	1.37%	—	—%
	$619,721	100%	$372,276	100%
(1) Various includes industrial and multifamily portfolios with multiple locations throughout the United States.

Note 5 - Investments in Real Estate Securities
The following is a summary of the Company’s investments in real estate securities, at fair value at March 31, 2026 and December 31, 2025:

	CMBS Bonds
($ in thousands)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
March 31, 2026	17	1 month SOFR	6.80%	4.00	$102,275	$102,051
December 31, 2025	17	1 month SOFR	6.83%	4.25	$103,370	$103,668

The Company reports CMBS bonds at fair value on the Consolidated Balance Sheets with changes in fair value recorded in Unrealized gain (loss) on real estate securities, at fair value in the Consolidated Statements of Operations.
The following table shows the amortized cost, unrealized gain (loss) and fair value of the Company’s CMBS bonds at March 31, 2026 and December 31, 2025:

(in thousands)	Amortized Costs	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2026	$102,181	$60	$(190)	$102,051
December 31, 2025	$103,269	$400	$—	$103,668

Note 6 - Repurchase Agreements
The following table presents the value of repurchase agreements, at fair value at March 31, 2026:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	5.26%	$250,000	$135,659	$114,341	$114,341	$144,955	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	5.53%	250,000	76,108	173,892	173,892	229,536	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.16%	150,000	2,726	147,274	147,274	185,793	7/30/2027	7/30/2030
FBRED REIT AWH Seller, LLC	6.41%	100,000	94,903	5,097	5,097	7,281	12/16/2026	12/16/2027
FBRED REIT High Yield Securities, LLC - JPM (3)	4.60%	n/a	N/A	54,309	54,309	64,775	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	4.70%	n/a	N/A	17,489	17,489	21,500	30 days	30 days
Total	5.25%			$512,402	$512,402	$653,840

(1)Represents the weighted average interest rate at March 31, 2026.
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
Borrowings under the Company’s repurchase agreements bear interest at one-month term SOFR plus a spread. At March 31, 2026, the one-month SOFR was 3.66%. Our repurchase agreements are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of March 31, 2026.
Repurchase Agreement Facilities

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

On March 17, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT High Yield Securities, LLC, entered into a Master Repurchase Agreement (the “J.P. Morgan MRA”) with J.P. Morgan Securities LLC. Under the J.P. Morgan MRA, there is no maximum aggregate commitment. There is no initial maturity date of the J.P. Morgan MRA, however the borrowings are tied to real estate securities with 30-day repurchase maturity terms.
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
On May 8, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT BWH Seller, LLC, entered into an Master Repurchase Agreement (the “Barclays MRA”) with Barclays Bank PLC. The Barclays MRA provides up to $250 million of advances. The initial maturity date of the Barclays MRA is May 8, 2028.
On July 30, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT WWH Seller, LLC, entered into a Master Repurchase Agreement (the “Wells Fargo MRA”) with Wells Fargo Bank, National Association. The Wells Fargo MRA provides up to $150 million of advances. The initial maturity date of the Wells Fargo MRA is July 30, 2027, which may be extended for up to three years.
On September 19, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT High Yield Securities, LLC, entered into a Master Repurchase Agreement (the “Lucid MRA”) with Lucid Prime Fund LLC. Under the Lucid MRA, there is no maximum aggregate commitment. There is no initial maturity date on the Lucid MRA, however the borrowings are tied to real estate securities 30-day repurchase maturity term.
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
The following table represents the future principal payments under the Company’s outstanding repurchase agreements, assuming maximum maturity dates under available extension options, at March 31, 2026:

(in thousands)
Year	Amount
2026	$71,798
2027	5,097
2028	—
2029	—
2030	435,507
Thereafter	—
Total	$512,402

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
For the period ended March 31, 2026

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
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets at March 31, 2026 by their level in the fair value hierarchy:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Loans receivable, at fair value	$—	$—	$619,721	$619,721
Real estate securities, at fair value	—	102,051	—	102,051
Total	$—	$102,051	$619,721	$721,772

Financial Liabilities:
Repurchase agreements, at fair value	$—	$—	$512,402	$512,402
Total	$—	$—	$512,402	$512,402

The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets at December 31, 2025 by their level in the fair value hierarchy:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Loans receivable, at fair value	$—	$—	$372,276	$372,276
Real estate securities, at fair value	—	103,668	—	103,668
Total	$—	$103,668	$372,276	$475,944

Financial Liabilities:
Repurchase agreements, at fair value	$—	$—	$292,032	$292,032
Total	$—	$—	$292,032	$292,032

Valuation of Loans Receivable, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s loans receivable at March 31, 2026:

(in thousands)	March 31, 2026
Beginning balance at January 1, 2026	$372,276
Loan originations and fundings	248,677
Principal paydowns	(1,232)
Unrealized gain (loss) on loans receivable	—
Balance at March 31, 2026	$619,721

The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at March 31, 2026:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Loans receivable, at fair value - Senior	$581,707	Discounted Cash Flow	Discount Rate (interest spread)	3.35%	2.00% - 6.45%
Loans receivable, at fair value - Senior	32,105	Recent Transaction (1)	N/A	N/A	N/A
Loans receivable, at fair value - Mezzanine	5,909	Discounted Cash Flow	Discount Rate (interest spread)	9.15%	4.52% - 15.43%
Loans receivable, at fair value - Mezzanine	—	Recent Transaction (1)	N/A	N/A	N/A
	$619,721
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
Valuation of Repurchase Agreements, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s repurchase agreements at March 31, 2026:

(in thousands)	March 31, 2026
Beginning balance at January 1, 2026	$292,032
Borrowings under repurchase agreements	415,571
Repayment under repurchase agreements	(195,201)
Balance at March 31, 2026	$512,402
The Company did not have repurchase agreements measured at fair value during the three months ended March 31, 2025.
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s repurchase agreements at March 31, 2026:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Repurchase agreements, at fair value	$482,334	Discounted Cash Flow	Discount Rate (interest spread)	1.58%	0.60% - 3.70%
Repurchase agreements, at fair value	30,068	Recent Transaction (1)	N/A	N/A	N/A
	$512,402
(1) Any borrowings under repurchase agreements executed during the calendar month are valued utilizing the transaction price as a market approach under ASC 820.
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s repurchase agreements at December 31, 2025

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

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

(in thousands)	March 31, 2026	December 31, 2025
Exit fee receivables	$525	$233
Prepaid expenses	42	97
Total prepaid expenses and other assets	$567	$330

The following table summarizes the component of Accrued expenses and other liabilities:

(in thousands)	March 31, 2026	December 31, 2025
Accrued expenses	$922	$1,074
Directors compensation payable	66	54
Accrued expenses and other liabilities	$988	$1,128

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
The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the three months ended March 31, 2026:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Total
Shares outstanding at December 31, 2025	—	3,918,589	1,768,731	1,484,584	7,773	—	7,179,677
Common shares issued	—	642,264	159,538	250,799	602	5,500	1,058,703
DRIP shares issued	—	40,187	31,009	15,751	65	42	87,054
Repayment of affiliate's initial investment	—	(1,972)	—	—	—	—	(1,972)
Shares outstanding at March 31, 2026	—	4,599,068	1,959,278	1,751,134	8,440	5,542	8,323,462
Proceeds from issuance of common shares (in thousands)	$—	$17,082	$4,736	$6,625	$17	$139	$28,599

The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the three months ended March 31, 2025:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Total
Shares outstanding at December 31, 2024	40	—	—	—	—	—	40
Common shares issued	—	—	—	—	—	—	—
Shares outstanding at March 31, 2025	40	—	—	—	—	—	40
Proceeds from issuance of common shares (in thousands)	$1	$—	$—	$—	$—	$—	$1
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
For the period ended March 31, 2026

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
For the three months ended March 31, 2026, the Company processed one redemption request and recorded $46,767 to Redemptions payable in the Consolidated Balance Sheets.
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
Distributions
The following table details the aggregate distributions declared for the Company’s common shares for the three months ended March 31, 2026:

	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
Aggregate gross distribution declared per common share	$0.5467	$0.5467	$0.5467	$0.5467	$0.3800
Stockholder servicing fee per common share	—	(0.0145)	(0.0493)	—	—
Net distributions declared per common share	$0.5467	$0.5322	$0.4974	$0.5467	$0.3800
There were no distributions declared for the Company’s common shares for the three months ended March 31, 2025.
Note 10 - Earnings Per Common Share
Earnings per common share for the three months ended March 31, 2026 and December 31, 2025, is computed as presented in the table below:

(in thousands, except share and per share amounts)	Three months ended March 31, 2026	Three months ended March 31, 2025
Basic and Diluted
Net income available to common stockholders	$2,297	$—
Weighted average common shares outstanding	7,923,955	40
Basic and diluted earnings per common share	$0.29	$—

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

Note 11 - Variable Interest Entity
In November 2025, the Company and an affiliate of the Company entered into a joint venture agreement, forming FBRED Lux HYJV, LLC (the “JV”). The JV is the sole owner of FBRED REIT High Yield Securities, LLC (the “HY SPE”). The Company has a 40% interest in the JV and is the Manager, as defined by the joint venture agreement, while the affiliate fund has a 60% interest. The affiliated fund contributed a net $14.6 million for their 60% interest in the JV. There was no gain or loss on the transaction.
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
The assets and liabilities related to the consolidated joint venture are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Assets
Investments in real estate securities, at fair value	$102,051	$103,668
Cash	3,353	3,731
Interest receivable	326	334
Total assets	$105,730	$107,733

Liabilities
Repurchase agreements, at fair value	$71,798	$82,864
Due to affiliates	679	—
Interest payable	192	122
Total liabilities	$72,669	$82,986

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

Note 12 - Commitments and Contingencies
Commitments
As of March 31, 2026, the Company had unfunded commitments on delayed draw term loans of $96.8 million. As of March 31, 2026, the Company’s unfunded commitments consisted of the following:

(in thousands)
Investment Type	Total Commitment	Remaining Commitment
Senior Mortgage	$284,537	$82,502
Mezzanine	18,444	14,334
	$302,981	$96,836

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
Note 14 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to March 31, 2026.
Common Shares
Subsequent to March 31, 2026, and in connection with the Company’s continuous private offering, the Company issued shares of its Class G common stock, Class G-D common stock, Class G-S common stock, Class E common stock and Class I common stock.
These offers and sales of the Class G common stock, Class G-D common stock, Class G-S common stock, Class E common stock and Class I common stock were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation D thereunder.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended March 31, 2026

The following table details the shares issued between April 1, 2026 and May 11, 2026:

(in thousands, except share amounts)	Common Shares, excluding DRIP		DRIP
Title of Securities	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
Class G Common Stock	430,587	$10,749	16,567	$414
Class G-D Common Stock	294,977	7,308	11,938	296
Class G-S Common Stock	582,345	14,476	6,306	156
Class E Common Stock	1,003	25	28	1
Class I Common Stock	—	—	42	1
Total	1,308,912	$32,558	34,881	$868
Distributions Declared
The following table summarizes subsequent payments related to distributions on common stock declared by the Board as of the record dates noted. Net distributions paid (after any servicing fees) from April 1, 2026 through May 11, 2026 were $1.5 million, and were paid in cash or reinvested in the applicable class of common stock for stockholders participating in the Company’s distribution reinvestment plan.

Record Date	Declaration Date	Payment Date	Distributions Per Share	Share Class
March 31, 2026	March 9, 2026	April 14, 2026	$0.1900	G, G-D, G-S, E, I
April 30, 2026	March 9, 2026	May 15, 2026	$0.1900	G, G-D, G-S, E, I
May 31, 2026	May 10, 2026	June 15, 2026	$0.1900	G, G-D, G-S, E, I
June 29, 2026	May 10, 2026	July 15, 2026	$0.1900	G, G-D, G-S, E, I
July 31, 2026	May 10, 2026	August 17, 2026	$0.1900	G, G-D, G-S, E, I

Amendment #1 to the Wells Fargo Master Repurchase Agreement
On May 1, 2026, the Company, through its indirect wholly-owned subsidiary FBRED REIT WWH Seller, LLC (“Seller”), entered into Amendment #1 (the “Amendment”) to the Wells Fargo MRA. The Amendment, among other things, increased the maximum amount of advances from $150 million to $250 million.
First Amendment to the Advisory Agreement
On May 11, 2026, the Advisory Agreement was amended to reflect an update to the definition of Core Earnings. Refer to Note 3 for the amended definition of Core Earnings.

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

Forward-Looking Statements
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

Overview
We are a Maryland corporation that was formed on May 22, 2024. We intend to elect to qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2025. We are externally managed by Benefit Street Partners, L.L.C. (“Adviser”) pursuant to the advisory agreement with the Adviser (the “Advisory Agreement”). Our Adviser manages our affairs on a day-to-day basis. The Adviser receives fees for services related to the investment and management of our assets and operations.
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
Q1 2026 Highlights
Capital Activity and Distributions
•During the three months ended March 31, 2026, we raised approximately $26.4 million of net proceeds from the sale of our common shares through our continuous offering. In addition, during the three months ended March 31, 2026, we issued 87,054 shares pursuant to our distribution reinvestment plan (the “DRIP”) for an aggregate net value of approximately $2.2 million.
•During the three months ended March 31, 2026, we declared aggregate net distributions totaling approximately $4.2 million.
Investments
•As of March 31, 2026, our commercial real estate loan portfolio included 63 loans with a total commitment amount of $716.6 million, and total outstanding principal amount of $619.7 million. During the quarter, the Company executed on 21 loans for a total commitment of $246.1 million.
•As of March 31, 2026, our floating rate CMBS bond portfolio included 17 securities with a total principal balance of $102.3 million and a total fair value of $102.1 million.
Financing Activity
•During the three months ended March 31, 2026, we did not enter into any new repurchase agreement facilities. We received net borrowings of $220.4 million from our repurchase agreements.

Financial Condition
Investment Activities
Investments in Loans Receivable
We commenced investing in commercial real estate loans in April 2025. As of March 31, 2026, we have originated 63 loans totaling $716.6 million in total commitments. We elected fair value option for our commercial real estate loan investments and accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. During the quarter ended March 31, 2026, we earned $8.7 million of interest income on the loans we originated.
The following table details overall statistics of our investment loan portfolio as of March 31, 2026:

($ in thousands)
Loan Type	Number of Investments	Principal Balance Outstanding	Fair Value	Unfunded Commitments	Weighted Average Interest Rate (1)	Weighted Average Life (2)
Senior	57	$613,812	$613,812	$82,502	6.98%	3.94
Mezzanine	6	5,909	5,909	14,334	12.78%	3.79
	63	$619,721	$619,721	$96,836	7.03%	3.94
(1) Represents the weighted average interest rate for each loan at March 31, 2026. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread, aside from one Senior loan with a fixed-rate of 6.45%. At March 31, 2026, the one-month SOFR was 3.66%.
(2) Assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
The following table details the diversification and composition of our investment loan portfolio based on fair value as of March 31, 2026:

($ in thousands)
	March 31, 2026
Property Type	Fair Value	Percentage
Multifamily	$500,391	80.75%
Industrial	96,830	15.62%
Hospitality	22,500	3.63%
	$619,721	100%

($ in thousands)
	March 31, 2026
Region	Fair Value	Percentage
Southeast	$184,191	29.72%
Southwest	116,823	18.85%
Far West	93,869	15.15%
Mideast	76,892	12.41%
Various(1)	71,227	11.49%
Rocky Mountain	44,593	7.20%
Great Lakes	23,610	3.81%
New England	8,516	1.37%
	$619,721	100%
(1) Various includes industrial and multifamily portfolios with multiple locations throughout the United States.

As of March 31, 2026, our commercial real estate loan portfolio consists of 63 loans. The following table details the statistics of our investment loan portfolio as of March 31, 2026:

(in thousands, except interest rates)
Description	Location	Origination Date	Interest Rate (1)	Loan Commitment (2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date (3)
Multifamily	Texas	3/26/2025	9.66%	$23,806	$5,670	$5,670	I/O	10/9/2029
Industrial	Various	4/7/2025	7.52%	13,680	13,680	13,680	I/O	4/9/2030
Multifamily	Texas	4/11/2025	6.66%	7,500	7,500	7,500	I/O	4/9/2030
Hospitality	South Carolina	4/16/2025	7.91%	7,500	7,500	7,500	I/O	5/9/2028
Multifamily	California	5/8/2025	10.16%	20,594	17,153	17,153	I/O	5/9/2029
Hospitality	Florida	5/14/2025	8.16%	7,500	7,500	7,500	I/O	5/9/2030
Multifamily	California	5/22/2025	6.31%	11,279	11,279	11,279	I/O	6/9/2030
Multifamily	California	5/30/2025	9.91%	7,500	7,500	7,500	I/O	6/9/2029
Multifamily	North Carolina	5/30/2025	6.91%	7,500	6,279	6,279	I/O	6/9/2030
Multifamily	North Carolina	6/13/2025	6.61%	10,000	10,000	10,000	I/O	6/9/2028
Multifamily	Texas	6/30/2025	6.66%	10,000	10,000	10,000	I/O	7/9/2030
Multifamily	Florida	7/3/2025	6.16%	7,500	7,500	7,500	I/O	7/9/2028
Multifamily	Various	8/15/2025	8.71%	10,000	—	—	I/O	2/9/2028
Multifamily	Tennessee	8/18/2025	9.91%	27,763	1,613	1,613	I/O	9/9/2030
Multifamily	North Carolina	8/19/2025	6.91%	10,000	9,814	9,814	I/O	9/9/2029
Multifamily	Texas	8/21/2025	6.41%	7,500	6,901	6,901	I/O	9/9/2030
Industrial	Various	9/10/2025	6.66%	7,500	6,184	6,184	I/O	9/9/2030
Multifamily	Nevada	9/29/2025	6.31%	28,522	28,522	28,522	I/O	10/9/2030
Multifamily	New Jersey	9/30/2025	9.71%	31,315	29,859	29,859	I/O	10/9/2029
Industrial	West Virginia	10/15/2025	6.96%	24,855	20,233	20,233	I/O	10/9/2030
Multifamily	Ohio	10/22/2025	6.18%	17,500	17,500	17,500	I/O	11/9/2028
Multifamily	Ohio	10/22/2025	6.16%	6,110	6,110	6,110	I/O	11/9/2028
Multifamily	Various	10/28/2025	5.96%	17,500	17,500	17,500	I/O	11/9/2030
Multifamily	Georgia	10/29/2025	6.16%	17,500	17,500	17,500	I/O	11/9/2030
Industrial	Georgia	10/29/2025	7.66%	10,000	7,627	7,627	I/O	11/9/2030
Multifamily	Texas	10/31/2025	6.21%	7,388	7,388	7,388	I/O	11/9/2030
Multifamily	Texas	11/12/2025	6.39%	15,000	15,000	15,000	I/O	11/9/2030
Multifamily	Utah	11/14/2025	6.26%	12,025	12,025	12,025	I/O	11/9/2029
Multifamily	Texas	11/14/2025	6.13%	15,000	15,000	15,000	I/O	12/9/2030
Multifamily	New York	11/14/2025	6.38%	16,193	16,193	16,193	I/O	11/9/2030
Multifamily	Florida	11/20/2025	6.16%	7,500	7,500	7,500	I/O	12/9/2030
Multifamily	Texas	11/21/2025	7.41%	7,500	7,500	7,500	I/O	12/9/2028
Multifamily	Colorado	11/25/2025	5.96%	10,000	10,000	10,000	I/O	12/9/2030
Multifamily	New York	12/1/2025	5.66%	10,000	9,946	9,946	I/O	12/9/2030
Multifamily	Texas	12/12/2025	9.42%	10,000	9,119	9,119	I/O	1/9/2028
Industrial	Oregon	12/12/2025	7.21%	7,500	6,253	6,253	I/O	1/9/2030
Multifamily	Nevada	12/16/2025	6.56%	10,000	10,000	10,000	I/O	1/9/2031
Industrial	Texas	12/16/2025	7.16%	7,500	5,328	5,328	I/O	1/9/2031
Hospitality	Florida	12/19/2025	7.51%	7,500	7,500	7,500	I/O	1/9/2031
Industrial	California	12/19/2025	7.21%	7,500	6,057	6,057	I/O	1/9/2030
Multifamily	Utah	12/23/2025	6.11%	7,500	7,500	7,500	I/O	1/9/2028
Industrial	Various	12/23/2025	6.59%	10,000	10,000	10,000	I/O	1/9/2031
Industrial	Florida	12/29/2025	6.81%	7,500	5,987	5,987	I/O	1/9/2031
Multifamily	North Carolina	12/29/2025	6.91%	13,704	12,000	12,000	I/O	1/9/2031
Multifamily	North Carolina	12/30/2025	7.66%	7,500	7,002	7,002	I/O	1/9/2031
Multifamily	North Carolina	12/30/2025	7.11%	7,500	6,424	6,424	I/O	1/9/2031
Multifamily	New Jersey	1/2/2025	6.51%	17,750	17,750	17,750	I/O	1/6/2027
Multifamily (6)	Various	9/16/2025	6.56%	23,863	23,863	23,863	I/O	10/9/2029
Multifamily (6)	Colorado	9/25/2025	6.06%	15,068	15,068	15,068	I/O	10/9/2030
Multifamily	Florida	2/9/2026	7.16%	27,400	27,400	27,400	I/O	2/9/2031
Industrial	Virginia	2/12/2026	6.51%	7,500	6,964	6,964	I/O	2/9/2031
Multifamily	Texas	2/27/2026	6.36%	7,500	7,500	7,500	I/O	3/9/2031

Industrial	Massachusetts	2/26/2026	6.71%	10,000	8,516	8,516	I/O	3/9/2031
Multifamily	California	3/4/2026	6.41%	7,500	7,105	7,105	I/O	3/9/2029
Multifamily	North Carolina	3/11/2026	6.46%	7,500	7,500	7,500	I/O	3/9/2030
Multifamily (5)	Texas	3/26/2026	6.45%	7,500	7,500	7,500	I/O	10/9/2027
Multifamily	Texas	3/27/2026	6.26%	10,000	10,000	10,000	I/O	4/9/2031
Multifamily	Texas	3/26/2025	18.91%	4,596	1,095	1,095	I/O	10/9/2029
Multifamily (4)	California	5/8/2025	14.00%	5,098	—	—	I/O	5/9/2029
Multifamily	Tennessee	8/18/2025	16.99%	5,949	349	349	I/O	9/9/2030
Multifamily	New York	11/14/2025	10.68%	1,799	1,799	1,799	I/O	11/9/2030
Multifamily	New York	12/1/2025	8.18%	1,351	1,344	1,344	I/O	12/9/2030
Multifamily	Texas	12/12/2025	14.12%	1,449	1,322	1,322	I/O	1/9/2028
				716,557	619,721	619,721
(1)Represents the interest rate for each loan at March 31, 2026. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus spread. At March 31, 2026, the one-month SOFR was 3.66%.
(2)Loan amounts consist of outstanding principal balance plus funded loan commitments for each loan.
(3)Maximum maturity date assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)Loan has a fixed rate of 14%.
(5)Loan has a fixed rate of 6.45%.
(6)These loans were acquired as part of internal acquisitions in Q1 2026 so the origination date herein is the original funding date. For more details please refer to Note 3 - Related Party Transactions - Loan Acquisition Transactions to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Investments in Real Estate Securities
The following table details the statistics of our real estate securities portfolio as of March 31, 2026:

	CMBS Bonds
($ in thousands)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
March 31, 2026	17	1 month SOFR	6.80%	4.00	$102,275	$102,051
Financing Activities
We finance the majority of our loan portfolio through repurchase agreements. As of March 31, 2026, we had six repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. At March 31, 2026, the one-month SOFR was 3.66%. These facilities had a weighted average borrowing rate of 5.25% at March 31, 2026.
The table below summarizes our repurchase agreement borrowings at March 31, 2026:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	5.26%	$250,000	$135,659	$114,341	$114,341	$144,955	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	5.53%	250,000	76,108	173,892	173,892	229,536	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.16%	150,000	2,726	147,274	147,274	185,793	7/30/2027	7/30/2030
FBRED REIT AWH Seller, LLC	6.41%	100,000	94,903	5,097	5,097	7,281	12/16/2026	12/16/2027
FBRED REIT High Yield Securities, LLC - JPM (3)	4.60%	n/a	N/A	54,309	54,309	64,775	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	4.70%	n/a	N/A	17,489	17,489	21,500	30 days	30 days
Total	5.25%			$512,402	$512,402	$653,840
(1)Represents the weighted average interest rate at March 31, 2026.
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
As of March 31, 2026, we were in compliance with the covenants of our financing facilities.
Results of Operations
There were no operations for the three months ended March 31, 2025. Operations commenced April 1, 2025.
For the three months ended March 31, 2026 our results of operations consisted of:

For the three months ended March 31, 2026
Income
Interest income	$10,478
Less: interest expense	(5,391)
Net interest income	5,087
Fee and other income	600
Total income	5,687

Expenses
Administrative fees	649
General and administrative expenses	463
Financing fees	445
Management & performance fees - related party	866
Accounting fees	202
Total expenses	2,625

Other loss
Unrealized loss on real estate securities, at fair value	(529)
Total other loss	(529)
Net income	2,533
Net income attributable to non-controlling interest	(236)
Net income attributable to Franklin BSP Real Estate Debt, Inc.	2,297
Net income per common share, basic and diluted	$0.29
Weighted average common shares outstanding, basic and diluted	7,923,955
We commenced investing in commercial real estate loans in April 2025. There were no operations prior to April 2025 and therefore, no net income reported for the three months ended March 31, 2025. Net Income attributable to common stockholders for the three months ended March 31, 2026 was $2.3 million or $0.29 per weighted average common share (basic).
•Total income for the three months ended March 31, 2026 was $5.7 million which consisted of interest income of $10.5 million, interest expense of $5.4 million and fee and other income of $0.6 million (predominantly origination fees).
•Administrative fees for the three months ended March 31, 2026, were $0.6 million. These fees were predominately personnel and other Adviser costs of providing services pursuant to the Advisory Agreement.
•General and administrative expenses for the three months ended March 31, 2026 were $0.5 million. These fees related to services such as third party administrative fees, transfer agent fees, legal, filing fees, board of director compensation and valuation services.
•Financing fees for the three months ended March 31, 2026 were $0.4 million. These fees are related to the various debt obligations we entered into to fund loan originations.
•Management and performance fees - related party for the three months ended March 31, 2026 were $0.9 million. These fees represent fees incurred under the Advisory Agreement.
•Accounting fees for the three months ended March 31, 2026 were $0.2 million. These fees are related to audit and tax services for the Company.
•Total other loss for the three months ended March 31, 2026 was $(0.5) million, which related to the remeasurement of the real estate securities at fair value.
•For the three months ended March 31, 2026, Offering costs of $0.2 million were incurred. Under generally accepted accounting principles in the United States of America (“GAAP”), these costs are charged directly against stockholders’

equity. These costs have been advanced by the Adviser and paid on our behalf. In addition, for the three months ended March 31, 2026 stockholder servicing fees were $0.4 million and were charged directly against stockholders’ equity.
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
Since the initial closing of our private offering of our common stock occurred on April 1, 2025, we have issued common stock for a total of $242.0 million through May 11, 2026, including $6.1 million issued pursuant to the DRIP. We expect to continue to have subsequent closings of common stock through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in our target assets consistent with our investment objectives. In addition, we have obtained, and expect to obtain additional, debt financing on our assets consistent with our financing strategy, and intend to use the proceeds to make additional investments in our target assets.
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
Our Adviser has agreed to several support measures that have and will enhance our liquidity. Our Adviser has and will advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through the first anniversary of the initial closing of our private offering. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. Our Adviser has also advanced certain operating expenses prior to January 1, 2026, which we will reimburse over the 60 months following January 1, 2026 and is expected to advance certain of our operating expenses after January 1, 2026.
On February 26, 2026, the Company entered into the Amended Advisory Agreement with the Adviser to amend the terms regarding the reimbursement to the Adviser of operating expenses it pays on behalf of the Company. Pursuant to the Amended Advisory Agreement, commencing January 1, 2026 through December 31, 2026, the Company will reimburse the Adviser for operating expenses it pays on the Company’s behalf in an amount up to 0.60% of Average Net Asset Value (as defined in the Amended Advisory Agreement) and expenses above such amount will be paid in 12 equal, quarterly installments, with approval of the independent directors of the Company required for the Company to reimburse the Adviser if such amounts are in excess of the greater of 2% of Average Invested Assets and 25% of Net Income (as defined in the Amended Advisory Agreement). Operating expenses paid by the Adviser prior to January 1, 2026 will be reimbursed in 60 monthly installments, as noted above, and beginning January 1, 2027, operating expenses will be reimbursed by the Company subject to the caps as provided for in the initial agreement.
Our primary sources of liquidity include cash and available borrowings under our repurchase agreements. The following table summarizes amounts available under these sources at March 31, 2026:

(in thousands)	March 31, 2026
Cash	$18,444
Available borrowings on undrawn repurchase agreements	309,396
Total available liquidity and capital resources	$327,840

Contractual Obligations and Commitments
The following table shows our payment obligations for repayment of debt at March 31, 2026:

(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years	Total
Repurchase agreements	$71,798	$5,097	$435,507	$—	$512,402
Total	$71,798	$5,097	$435,507	$—	$512,402
In the ordinary course of business, we may enter into future funding commitments. At March 31, 2026, we had unfunded commitments on delayed draw term loans of $96.8 million. At March 31, 2026 the Company’s unfunded commitments consisted of the following:

Investment Type	Total Commitment	Remaining Commitment
Senior Mortgage	$284,537	$82,502
Mezzanine	18,444	14,334
	$302,981	$96,836
Cash Flows
The following table summarizes the changes in cash and restricted cash for the three months ended March 31, 2026:

(in thousands)	March 31, 2026
Net cash provided by operating activities	$3,169
Net cash used in investing activities	(246,350)
Net cash provided by financing activities	251,540
Net increase in cash and restricted cash	$8,359
Cash flows provided by operating activities were $3.2 million and were primarily due to interest income and origination fees earned on the loans receivable and real estate securities during the three months ended March 31, 2026.
Cash flows used in investing activities were $246.4 million and were primarily related to the origination of loans and real estate securities during the three months ended March 31, 2026.
Cash flows provided by financing activities were $251.5 million and were primarily related to net proceeds received from repurchase agreements and issuance of common stock during the three months ended March 31, 2026.
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
The initial closing of our private offering occurred on April 1, 2025, at which time we commenced our principal operations.
The following table summarizes our distributions declared during the three months ended March 31, 2026:

	March 31, 2026
(in thousands)	Amount	Percentage
Distributions
Payable in cash	$1,862	44%
Reinvested in shares	2,379	56%
Total distribution	$4,241	100%
Sources of Distributions
Cash flows from operating activities	$3,169	75%
Offering proceeds	1,072	25%
Total sources of distribution	$4,241	100%

Net cash provided by operating activities	$3,169
The table below details the net distribution per share declared for each of our common share classes for the three months ended March 31, 2026:

Record Date	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
January 30, 2026	$0.1667	$0.1618	$0.1504	$0.1667	$—
February 27, 2026	0.1900	0.1852	0.1736	0.1900	0.1900
March 31, 2026	0.1900	0.1852	0.1734	0.1900	0.1900
Totals	$0.5467	$0.5322	$0.4974	$0.5467	$0.3800
Related Party Transactions
We have entered into the Advisory Agreement with Benefit Street Partners. See Note 3 - Related Party Transactions to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The Adviser may be entitled to receive a Performance Fee for each class of common share except Class E common shares, which is accrued monthly and payable quarterly in arrears. Refer to Note 3 - Related Party Transactions - Management and Performance Fees to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of how our performance fee is computed.
For other related party transactions, see Note 3 - Related Party Transactions to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Non-GAAP Financial Measures
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
The following table details the major components of our NAV as of March 31, 2026:

(in thousands, except share data)
Components of NAV	March 31, 2026
Loans receivable, at fair value	$619,721
Real estate securities, at fair value	102,051
Cash	18,444
Restricted cash	9,819
Interest receivable	2,482
Prepaid expenses and other assets (1)	1,756
Due from affiliate	615
Repurchase agreements, at fair value	(512,402)
Interest payable	(1,214)
Subscription received in advance	(9,819)
Due to affiliates (2)	(2,088)
Accrued stockholder serving fees (3)	(38)
Distribution payable	(1,543)
Redemption payable	(47)
Other accrued liabilities	(988)
Non-controlling interest	(19,837)
NAV	$206,912
Number of outstanding shares (all classes)	8,323,462
(1)Other assets represents exit fee receivable and unamortized debt facility costs. In accordance with the fair value option under GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the life of the debt facility, therefore included in the above amount.
(2)Due to affiliates excludes $5 million advanced by the Adviser for organizational, offering and operating expenses and $1.1 million of operating expenses deferred by the Advisor under the Advisory Agreement.
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
The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2026:

(in thousands, except share amounts and per share data)	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Total
Net Asset Value	$114,680	$48,525	$43,359	$210	$138	$206,912
Number of outstanding shares	4,599,068	1,959,278	1,751,134	8,440	5,542	8,323,462
NAV per share	$24.94	$24.77	$24.76	$24.92	$24.90	$24.86
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
The following table reconciles GAAP stockholders’ equity per our Consolidated Balance Sheets to our NAV at March 31, 2026:

(in thousands)	March 31, 2026
Stockholders' equity	$196,944
Adjustments:
Advanced organization, offering and operating costs	5,014
Accrued stockholder servicing fees not currently payable (1)	2,652
Deferred operating expenses (2)	1,113
Unamortized debt issuance costs	1,189
NAV	$206,912

(1)We have accrued stockholder servicing fees totaling $2.7 million of which approximately $38,356 is currently payable to the Dealer Manager as of March 31, 2026.
(2) Includes operating expenses which were deferred by the Adviser through March 31, 2026, pursuant to the Advisory Agreement.
Given their timing and substantial size, reflecting organizational, offering and operating expense in NAV when incurred can be overly punitive to the NAV per share of early investors and reduce cash available for new investments that will inure to the benefit of later investors. To help mitigate the impact of this timing difference, the Adviser incurred the bulk of these costs on our behalf and agreed to allow organizational and offering expenses to be repaid ratably over 60 months starting after the first anniversary of the initial closing of our private offering or January 1, 2026, with respect to operating expenses. Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees). We will decrease our NAV by the amount of each monthly repayment made to the Adviser during the reimbursement period. These costs were expensed as incurred in our GAAP financial statements.
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
Distributable Earnings and Distributable Earnings to Common Stockholders
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) unrealized gain/loss on loan investments and real estate securities, at fair value (ii) advanced organization and operating expenses (iii) deferred operating expenses and (iv) unamortized debt issuance costs. Further, Distributable Earnings to Common Stockholders, a non-GAAP measure, presents Distributable Earnings net of non-controlling interests in joint ventures.

The Company believes that Distributable Earnings and Distributable Earnings to Common Stockholders provide meaningful information to consider in addition to the disclosed GAAP results. The Company believes Distributable Earnings and Distributable Earnings to Common Stockholders are useful financial metrics for existing and potential future holders of its common stock, as Distributable Earnings to Common Stockholders is an indicator of common dividends per share. The Company intends to elect to qualify to be taxed as a REIT, and therefore, the Company generally must distribute annually at least 90% of its taxable income, subject to certain adjustments, and therefore believes dividends are one of the principal reasons stockholders may invest in its common stock. Further, Distributable Earnings to Common Stockholders help investors evaluate performance excluding the effects of certain transactions and GAAP adjustments that the Company does not believe are necessarily indicative of current loan portfolio performance and the Company's operations and is one of the performance metrics the Company's Board considers when dividends are declared.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common Stockholders for the three months ended March 31, 2026:

(in thousands, except share and per share amounts)	March 31, 2026
GAAP Net Income	$2,533
Adjustments:
Unrealized gain on real estate securities, at fair value	212
Advanced organization and operating costs(1)	—
Deferred operating expenses(3)	1,113
Unamortized debt issuance costs(2)	224
Distributable Earnings	$4,082
Net Income attributable to Non-Controlling Interest	(236)
Distributable Earnings to Common Stockholders	$3,846
Weighted average common shares outstanding, basic and diluted	7,923,955
Distributable Earnings per common share, basic and diluted	$0.49

(1) Includes organizational and other operating expenses which were advanced by the Adviser for the three months ended March 31, 2026, pursuant to the Advisory Agreement.
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
(3) Includes operating expenses which were deferred by the Adviser through March 31, 2026, pursuant to the Advisory Agreement.

Item 3. Quantitative And Qualitative Disclosure About Market Risk
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2026, we were not subject to any material legal proceedings.

ITEM 1A. RISK FACTORS
Our potential risks and uncertainties are presented in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. There have been no material changes from these risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
We are engaged in a continuous private offering of our common stock to “accredited investors” (as defined in Regulation D under the Securities Act) made pursuant to the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder and applicable state securities laws.
The following table details the common shares sold pursuant to our ongoing private offering, including the DRIP, during the three months ended March 31, 2026:

(in thousands, except share amounts)	Number of Common Shares Sold
Date Shares Sold	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Aggregate Consideration (1)
January 2, 2026	183,146	24,096	96,384	—	—	$7,607
January 14, 2026 (DRIP)	11,868	9,684	4,744	17	—	$657
February 2, 2026	287,467	64,185	86,715	602	5,500	$11,111
February 13, 2026 (DRIP)	12,951	9,727	5,005	20	—	$691
March 1, 2026	171,651	71,256	67,700	—	—	$7,755
March 13, 2026 (DRIP)	15,368	11,597	6,002	28	42	$823
Total	682,451	190,545	266,550	667	5,542	$28,644
(1) Includes upfront selling commissions and placement fees of $45,975 on the Class G-S common shares.
The following table details the common shares repurchased during the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
January 1 - January 31	—	$—	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	1,972	23.72	1,972	—
Total	1,972	$23.72	1,972	—
(1) The Board adopted a share repurchase plan on March 17, 2025. Refer to “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities—Share Repurchase Plan” in our Annual Report on Form 10-K filed with the SEC on March 12, 2026, for information regarding the terms of our share repurchase plan.
(2) Shares repurchased within one year of the date of issuance generally will be repurchased at 95% of the current transaction price, subject to certain limited exceptions.
(3) Number of shares repurchased as part of publicly announced plans or programs consist of share repurchases under the Share Repurchase Plan.
(4) All repurchase requests under the Share Repurchase Plan were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Amendment to the Advisory Agreement
On May 11, 2026, the Company and the Adviser, entered into an amendment (the “Amendment”) to the Amended Advisory Agreement to amend the definition of Core Earnings which is used to calculate the performance fee due to the Adviser. Pursuant to the Amendment, Core Earnings is calculated as the net income (loss) of the Company in accordance with GAAP, amortizing over the life of the loan any warehouse debt issuance cost that is expensed at inception under GAAP, and subject to certain exclusions previously provided for in the Amended Advisory Agreement. This foregoing description of the Amendment is a summary and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.2 to this Form 10-Q.

ITEM 6. EXHIBITS
(a) List of documents filed:
(1) The Financial Statements of the Company. (See Item 1 above.)
(2) Exhibits

Exhibit Number	Exhibit Description
10.1
Amended and Restated Advisory Agreement between the Company and Benefit Street Partners L.L.C., dated February 26, 2026 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2026).

10.2*	First Amendment to Amended and Restated Advisory Agreement, between the Company and Benefit Street Partners L.L.C, dated May 11, 2026
10.3*	Amendment #1 to the Master Repurchase Agreement, dated May 1, 2026, by and between FBRED REIT WWH Seller, LLC and Wells Fargo Bank, National Association
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Franklin BSP Real Estate Debt, Inc.

Date	Signature	Title

May 11, 2026	By: /s/ Michael Comparato Michael Comparato	Chief Executive Officer, President and Director (Principal Executive Officer)
May 11, 2026	By: /s/ Jerome Baglien Jerome Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)