Form 10-Q
period 2026-06-30
Franklin BSP Real Estate Debt, Inc.
filed 2026-08-11
CIK 2035428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026
or
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

As of August 11, 2026, there were 11,060,810 shares of our common stock, $0.001 par value, outstanding consisting of 6,057,158 shares of Class G common stock, 2,206,643 shares of Class G-D common stock, 2,780,819 shares of Class G-S common stock, 9,568 shares of Class E common stock and 6,622 shares of Class I common stock.

FRANKLIN BSP REAL ESTATE DEBT, INC.
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands, except share and per share)

	June 30, 2026	December 31, 2025
Assets
Loans receivable, at fair value (includes pledged loans of $692,365 and $273,489 at June 30, 2026 and December 31, 2025, respectively)	$754,457	$372,276
Real estate securities, at fair value (includes pledged securities of $133,447 and $103,370 at June 30, 2026 and December 31, 2025, respectively)	149,439	103,668
Cash	37,641	12,315
Restricted cash	12,663	7,589
Interest receivable	2,736	1,016
Due from affiliates	—	615
Prepaid expenses and other assets	742	330
Total assets	$957,678	$497,809

Liabilities and Equity
Repurchase agreements, at fair value	$645,910	$292,032
Subscriptions received in advance	12,663	7,589
Due to affiliates	13,566	9,512
Distributions payable	1,983	1,164
Share repurchase payable	13,234	—
Interest payable	1,457	623
Accrued expenses and other liabilities	1,107	1,128
Total liabilities	689,920	312,048

Commitments and contingencies (See Note 12)

Equity
Common stock, Class G shares, $0.001 par value per share, 5,648,342 and 3,918,589 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	4
Common stock, Class G-D shares, $0.001 par value per share, 2,035,201 and 1,768,731 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Common stock, Class G-S shares, $0.001 par value per share, 2,475,126 and 1,484,584 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	1
Common stock, Class E shares, $0.001 par value per share, 9,532 and 7,773 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, Class I shares, $0.001 par value per share, 5,670 and zero shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	248,086	175,234
Accumulated deficit	(7,882)	(4,328)
Total stockholders' equity	240,214	170,913
Non-controlling interests	27,544	14,848
Total equity	267,758	185,761
Total liabilities and equity	$957,678	$497,809

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest income	$14,206	$2,198	$24,685	$2,198
Less: interest expense	(7,738)	(1,044)	(13,130)	(1,044)
Net interest income	6,468	1,154	11,555	1,154
Fee and other income	803	799	1,403	799
Total income	7,271	1,953	12,958	1,953

Expenses
Administrative fees	615	1,520	1,264	1,520
General and administrative expenses	710	544	1,172	544
Financing fees	429	387	875	387
Management & performance fees - related party	968	87	1,834	87
Organizational cost	—	1,053	—	1,053
Accounting fees	178	387	379	387
Total expenses	2,900	3,978	5,524	3,978

Other gain (loss)
Unrealized gain (loss) on real estate securities, at fair value	217	135	(313)	135
Total other gain (loss)	217	135	(313)	135
Net income (loss)	4,588	(1,890)	7,121	(1,890)
Net income attributable to non-controlling interest	(789)	—	(1,025)	—
Net income (loss) attributable to Franklin BSP Real Estate Debt, Inc.	3,799	(1,890)	6,096	(1,890)
Net income (loss) per common share, basic and diluted	$0.39	$(0.78)	$0.69	$(0.78)
Weighted average common shares outstanding, basic and diluted	9,698,412	2,412,678	8,816,085	2,412,678

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

For the three and six months ended June 30, 2026:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$—	$4	$2	$1	$—	$—	$175,234	$(4,328)	$170,913	$14,848	$185,761
Net income	—	—	—	—	—	—	—	2,297	2,297	—	2,297
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	236	236
Proceeds from issuance of common shares	—	1	—	1	—	—	28,597	—	28,599	—	28,599
Offering costs	—	—	—	—	—	—	(577)	—	(577)	—	(577)
Common shares repurchased	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Distribution declared on common shares (See Note 9)	—	—	—	—	—	—	—	(4,241)	(4,241)	—	(4,241)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	4,753	4,753
Balance at March 31, 2026	$—	$5	$2	$2	$—	$—	$203,207	$(6,272)	$196,944	$19,837	$216,781
Net income	—	—	—	—	—	—	—	3,799	3,799	—	3,799
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	789	789
Proceeds from issuance of common shares	—	1	1	—	—	—	59,262	—	59,264	—	59,264
Offering costs	—	—	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Common shares repurchased	—	—	(1)	—	—	—	(13,234)	—	(13,235)		(13,235)
Distribution declared on common shares (See Note 9)	—	—	—	—	—	—	—	(5,409)	(5,409)	—	(5,409)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	6,918	6,918
Balance at June 30, 2026	$—	$6	$2	$2	$—	$—	$248,086	$(7,882)	$240,214	$27,544	$267,758

For the three and six months ended June 30, 2025:

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$1
Common shares issued	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$1
Net loss	—	—	—	—	—	—	—	(1,890)	(1,890)	—	(1,890)
Proceeds from issuance of common shares	—	2	1	—	—	—	79,331	—	79,334	—	79,334
Offering costs	—	—	—	—	—	—	(2,819)	—	(2,819)	—	(2,819)
Distribution declared on common shares (See Note 9)	—	—	—	—	—	—	—	(518)	(518)	—	(518)
Balance at June 30, 2025	$—	$2	$1	$—	$—	$—	$76,513	$(2,408)	$74,108	$—	$74,108

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$7,121	$(1,890)
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain (loss) on real estate securities, at fair value	313	(135)
Financing fees	875	387
Accretion of purchase discount on real estate securities, net	(6)	—
Change in assets and liabilities
Increase in interest receivable	(1,720)	(635)
Increase in prepaid expenses and other assets	(344)	—
Increase in other receivables	—	(64)
Decrease in due from affiliates	615	—
Increase in interest payable	834	293
Increase in due to affiliates	2,549	3,129
(Decrease) increase in accrued expenses and other liabilities	(21)	562
Net cash provided by operating activities	$10,216	$1,647

Cash flows from investing activities:
Loan origination and funding activities	(391,183)	(146,163)
Principal repayments received on loans	8,935	—
Purchases of real estate securities	(49,754)	(57,291)
Proceeds from sale or paydown of real estate securities	3,677	—
Net cash used in investing activities	$(428,325)	$(203,454)

Cash flows from financing activities:
Borrowings on repurchase agreements	$337,014	$—
Repayment on repurchase agreements	(6,536)	—
Net borrowings on repurchase agreements - less than 90 days maturity	23,400	135,876
Financing fees paid	(875)	(387)
Proceeds from issuance of common stock, net offering costs paid	87,860	79,334
Contributions from non-controlling interests	11,671	—
Stockholder servicing fees - paid	(223)	—
Distributions paid	(8,830)	—
Share repurchases paid	(47)	—
Subscriptions received in advance	5,075	23,036
Net cash provided by financing activities	$448,509	$237,859

Net increase in cash and restricted cash	$30,400	$36,052
Cash and restricted cash, beginning of the period	19,904	26
Cash and restricted cash, end of the period	$50,304	$36,078

Reconciliation of cash and restricted cash:
Cash	$37,641	$13,042
Restricted cash	12,663	23,036
Cash and restricted cash, end of the period	$50,304	$36,078

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,228	$595

Non-cash financing activities:
Change in accrued stockholder servicing fees due to affiliates	$1,330	$676
Change in accrued offering costs due to affiliates	398	2,143
Change in distributions payable	819	518
Change in share repurchase payable	13,234	—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended June 30, 2026

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
The Company uses its proceeds from its private offering of common shares (the “Offering”) to finance the Company’s investment objectives. The Company’s investment strategy is to originate, acquire, finance and manage a portfolio of primarily commercial real estate (“CRE”) investments, focused on senior secured CRE loans across a wide range of geography. To a lesser extent, the Company may invest in, or originate, other real-estate related debt and equity investments, which may include subordinated debt, commercial mortgage-backed securities (“CMBS”) and collateralized loan obligations (“CLOs”).
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of June 30, 2026. The Company may have cash balances in excess of federally insured amounts. The Company mitigates its risk of loss by maintaining cash deposits with high-quality institutions and by actively monitoring the credit risk of our counterparties.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

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
The Company’s fair value option elections are made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attributed for certain eligible financial assets and liabilities. In the case of loans and securities investments for which fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized within Fee and Other Income on the Consolidated Statements of Operations. In the case of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense within Financing Fees on the Consolidated Statements of Operations. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any equity-specific costs or fees.
Revenue Recognition
Interest income on performing loans and financial instruments is accrued based on the outstanding principal amount and contractual terms on the instrument. Origination fees and direct loan costs are recorded in income on the Consolidated Statements of Operations within Fee and other income and not deferred.
As of June 30, 2026 and December 31, 2025, the Company has elected the fair value option for each of its outstanding loans.
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
As of June 30, 2026, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $3.8 million recorded in Due to affiliates on the Consolidated Balance Sheets.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

Operating Expenses

Pursuant to the terms of the Advisory Agreement, the Adviser may pay for certain of the Company’s operating expenses (as defined in the Advisory Agreement) prior to January 1, 2026. All operating expenses paid by the Adviser prior to January 1, 2026 will be reimbursed by the Company to the Adviser in 60 equal monthly installments commencing January 1, 2026 or over an alternative time period agreed to by the Board and the Adviser. Commencing January 1, 2026 through December 31, 2026, the Company will reimburse the Adviser quarterly for total operating expenses that, in the four consecutive fiscal quarters then ended, does not exceed 0.60% of Average Net Asset Value (as defined in the Advisory Agreement) for the four fiscal quarters then ended. Expenses above such amount will be paid in 12 equal, quarterly installments, with approval of a majority of the independent directors of the Company required for the Company to reimburse the Adviser if such amounts are in excess of the greater of 2% of average invested assets and 25% of net income for such four fiscal quarters determined without reduction for any non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”).

Commencing January 1, 2027, the Company will reimburse the Adviser at the end of each fiscal quarter for total operating expenses paid by the Adviser during such quarter. However, the Company may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the 2%/25% Guidelines. The Company may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. If the Company’s independent directors do not approve such excess amount as being so justified, the Adviser will reimburse the Company the amount by which the operating expenses exceeded the 2%/25% Guidelines.
As of June 30, 2026, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $2.9 million recorded in Due to affiliates in the Consolidated Balance Sheets. For the six months ended June 30, 2026, $2.2 million of operating expenses were deferred under the Amended Advisory Agreement.
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
Stockholder Servicing Fees
The Company accrues the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during our continuous offering and records the amount as an offset (reduction) to additional paid-in capital in the Consolidated Balance Sheets. As of June 30, 2026 $3.9 million of stockholder servicing fees have been recorded as an offset to additional paid-in capital in the Consolidated Balance Sheets.
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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset CMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. While our investment objectives include avoiding excess borrower concentration, we expect to experience some level of borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad loan portfolio. As of June 30, 2026, there are no borrowers whose aggregate loan balance exceeds our established threshold of 10% of our total assets balance. As of June 30, 2026, no stockholder holds more than 10% of our total outstanding common shares.
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
For the period ended June 30, 2026

management fee with respect to Class E shares. The Management Fee is payable monthly in arrears. In calculating the Management Fee, the Company will use the NAV before giving effect to accruals for the Management Fee, Stockholder Serving Fee, the Performance Fee or any distributions.
The Adviser may be entitled to receive a performance fee for each class of common share, other than Class E common shares, which is accrued monthly and payable quarterly in arrears. The Performance Fee will be an amount, not less than zero, equal to (i) 12.5% of Core Earnings (as defined below) for the immediately preceding four calendar quarters (each such period, a "4-Quarter Performance Measurement Period"), subject to a hurdle rate, expressed as an annual rate of return on average Adjusted Capital (as defined in the Amended Advisory Agreement), equal to 5.0% (the "Annual Hurdle Rate"), minus (ii) the sum of any Performance Fees paid to the Adviser with respect to the first three calendar quarters in the applicable 4-Quarter Performance Measurement Period. The Adviser does not earn a Performance Fee for any calendar quarter until Core Earnings for the applicable 4-Quarter Performance Measurement Period exceed the Annual Hurdle Rate.
As defined in the Amended Advisory Agreement, Core Earnings shall mean for the applicable performance measurement period, the net income (loss), computed in accordance with GAAP, attributable to holders of classes of Common Shares to which the Performance Fee applies, including realized gains (losses) not otherwise included in GAAP net income (loss), amortizing over the life of the loan any warehouse debt issuance costs that is expensed at inception under GAAP, and excluding (i) non-cash equity compensation expense, (ii) the Performance Fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Independent Directors and approved by a majority of the Independent Directors.
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
Once the Company’s Core Earnings exceed the Applicable Hurdle Rate, the Adviser is entitled to a “catch-up” fee payable quarterly equal to the amount of Core Earnings in excess of the Applicable Hurdle Rate (as defined in the Amended Advisory Agreement), until the Company’s Core Earnings for the applicable performance measurement period exceed a percentage of average adjusted capital equal to the specified Applicable Hurdle Rate divided by the difference of 1 minus 0.125 for the applicable performance measurement period. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings.
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
The Dealer Manager anticipates that substantially all of the stockholder servicing fees will be retained by, or re-allowed (paid) to, participating broker-dealers. For the three and six months ended June 30, 2026 and 2025, the Dealer Manager did not retain any stockholder servicing fees.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

The Company accrues the estimated amount of the future stockholder servicing fees payable to the Dealer Manager. Accrued stockholder servicing fees were $3.5 million at June 30, 2026. There were $2.4 million accrued stockholder servicing fees at December 31, 2025.
The table below shows the costs incurred due to arrangements with the Adviser and its affiliates during the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Administrative Expenses	$615	$1,520	$1,264	$1,520
Performance Fees	634	4	1,228	4
Management Fees	334	83	606	83
Stockholder Servicing Fees(1)	952	676	1,330	676
Organizational Costs	—	1,053	—	1,053
Offering Costs(2)	197	2,143	397	2,143
	$2,732	$5,479	$4,825	$5,479
(1) The Company accrues the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during the Company’s continuous offering and records the amount as an offset (reduction) to additional paid-in capital in the Consolidated Balance Sheets. In connection with repurchased shares, the Company reversed $148,122 from accrued shareholder servicing fees for the six months ended June 30, 2026.
(2) Offering costs consist of costs incurred in connection with the Company’s continuous offering. Offering costs are recorded as a reduction to paid-in capital.

Due from Affiliates
The following table details the components of Due from affiliates:

(in thousands)	June 30, 2026	December 31, 2025
Other	$—	$615
Total due from affiliates	$—	$615

Due to Affiliates

The following table details the components of Due to affiliates:

(in thousands)	June 30, 2026	December 31, 2025
Accrued organization costs	$1,053	$1,053
Accrued offering costs	2,760	2,364
Accrued management fees	334	220
Accrued performance fees	634	325
Accrued administration fees	2,251	1,626
Accrued stockholder services fees	3,524	2,418
Due to advisor	3,010	1,506
Total due to affiliates	$13,566	$9,512

Loan Acquisition Transactions
For the six months ended June 30, 2026, the Company purchased interests in twelve commercial real estate loans from an entity managed by and affiliated with the Adviser. The below table details the commercial real estate loan interests and associated debt acquired during the six months ended June 30, 2026:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

(in thousands)	Principal Balance Acquired	Debt Acquired	Net Cash Paid (1)
Related Party Acquisitions	$136,525	$(93,196)	$43,846
(1) Net cash paid includes accrued interest income of $0.5 million.

Bonus Share Program
On March 17, 2026, the Board approved a bonus share program in connection with its ongoing private offering of shares of common stock. In connection with each subscription for shares of common stock of the Company in the closings on May 1, 2026, June 1, 2026 and July 1, 2026 (such period, the “Eligibility Period”), an affiliate of the Adviser has agreed to purchase additional shares of the applicable class of common stock, with a value equal to 2% of each purchaser’s subscription amount for such class of common stock in such closing (the “Bonus Shares”), and the Adviser delivered such Bonus Shares to the applicable purchasers on August 3, 2026. On June 24, 2026, the Board approved an extension of the Eligibility Period to include closings to occur on or about August 3, 2026, September 1, 2026, October 1, 2026 and November 2, 2026 with such Bonus Shares expected to be delivered to purchasers on December 1, 2026. Refer to Note 14.
Note 4 - Investments in Loans Receivable
At June 30, 2026, the Company’s held for investment loan portfolio is as follows:

($ in thousands)
Loan Type	Loan Amount (1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate (2)	Weighted Average Life (3)
Senior	$822,700	$747,313	$747,313	6.93%	3.78
Mezzanine	20,219	7,144	7,144	13.97%	3.57
Total	$842,919	$754,457	$754,457	7.00%	3.77
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Represents the weighted average interest rate for each loan at June 30, 2026. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread, aside from one senior loan with a fixed-rate of 6.45%. At June 30, 2026, the one-month SOFR was 3.65%.
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
(2)Represents the weighted average interest rate for each loan at December 31, 2025. Loans earn interest at the one-month term SOFR plus a spread. At December 31, 2025, the one-month SOFR was 3.69%.
(3)Assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.

The below tables detail the property type and geographic location of the properties securing our commercial real estate loans as of June 30, 2026 and December 31, 2025:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

($ in thousands)
	June 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$599,863	79.51%	$272,297	73.14%
Industrial	115,489	15.31%	67,816	18.22%
Hospitality	22,500	2.98%	22,500	6.04%
Mixed Use	16,605	2.20%	9,663	2.60%
Total	$754,457	100%	$372,276	100%

($ in thousands)
	June 30, 2026		December 31, 2025
Region	Fair Value	Percentage	Fair Value	Percentage
Southeast	$241,437	32.00%	$120,168	32.28%
Southwest	155,982	20.68%	74,389	19.98%
Far West	101,429	13.44%	66,349	17.82%
Mideast	95,137	12.61%	26,020	6.99%
Various(1)	76,045	10.08%	39,715	10.67%
Rocky Mountain	52,093	6.90%	29,525	7.93%
Great Lakes	23,610	3.13%	16,110	4.33%
New England	8,724	1.16%	—	—%
	$754,457	100%	$372,276	100%
(1) Various includes industrial and multifamily portfolios with multiple locations throughout the United States.

Note 5 - Investments in Real Estate Securities
The following is a summary of the Company’s investments in real estate securities, at fair value at June 30, 2026 and December 31, 2025:

	CMBS Bonds
($ in thousands)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate (1)	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
June 30, 2026	20	1 month SOFR	6.98%	3.34	$149,447	$149,439
December 31, 2025	17	1 month SOFR	6.83%	4.25	$103,370	$103,668
(1) Represents the weighted average interest rate for each real estate security at June 30, 2026 and December 31, 2025, as applicable. Real estate securities earn interest at the one-month term SOFR plus a spread, other than one real estate security with a fixed-rate of 7.76%. At June 30, 2026, the one-month SOFR was 3.65%. At December 31, 2025, the one-month SOFR was 3.69%.
The Company reports CMBS bonds at fair value on the Consolidated Balance Sheets with changes in fair value recorded in Unrealized gain (loss) on real estate securities, at fair value in the Consolidated Statements of Operations.
The following table shows the amortized cost, unrealized gain (loss) and fair value of the Company’s CMBS bonds at June 30, 2026 and December 31, 2025:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2026	$149,352	$299	$(212)	$149,439
December 31, 2025	$103,269	$400	$—	$103,668

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

Note 6 - Repurchase Agreements
The following table presents the value of repurchase agreements, at fair value at June 30, 2026:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	5.24%	$250,000	$129,659	$120,340	$120,340	$152,455	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	5.41%	250,000	27,470	222,530	222,530	289,923	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.13%	250,000	85,013	164,987	164,987	207,933	7/30/2027	7/30/2030
FBRED REIT MSWH Seller, LLC	5.12%	125,000	111,088	13,912	13,912	17,390	5/27/2029	5/27/2031
FBRED REIT AWH Seller, LLC	6.40%	100,000	82,123	17,877	17,877	24,664	12/16/2026	12/16/2027
FBRED REIT High Yield Securities, LLC - JPM (3)	4.64%	N/A	N/A	88,789	88,789	111,947	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	4.69%	N/A	N/A	17,475	17,475	21,500	30 days	30 days
FBRED REIT High Yield Securities, LLC - Barclays (3)	—%	N/A	N/A	—	—	—	30 days	30 days
Total	5.20%			$645,910	$645,910	$825,812

(1)Represents the weighted average interest rate at June 30, 2026.
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
For the period ended June 30, 2026

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
Borrowings under the Company’s repurchase agreements bear interest at one-month term SOFR plus a spread. At June 30, 2026, the one-month SOFR was 3.65%. Our repurchase agreements are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of June 30, 2026.
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

On March 18, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT JWH Seller, LLC (“JWH”), entered into an Uncommitted Master Repurchase Agreement (the “Uncommitted MRA”) with J.P. Morgan Chase Bank, National Association. The Uncommitted MRA provides up to $250 million of advances. At the Company’s option, the Uncommitted MRA may be upsized to provide up to $500 million in advances. The initial maturity date of the Uncommitted MRA is March 18, 2027. On June 11, 2026, JWH entered into Amendment No. 2 to the Uncommitted MRA, which amended certain defined terms, including replacing the guarantor with the Company and expanding the definition of Change of Control.
On May 8, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT BWH Seller, LLC, entered into an Master Repurchase Agreement (the “Barclays MRA”) with Barclays Bank PLC. The Barclays MRA provides up to $250 million of advances. The initial maturity date of the Barclays MRA is May 8, 2028.
On July 30, 2025, the Company, through its indirect wholly-owned subsidiary FBRED REIT WWH Seller, LLC, entered into a Master Repurchase Agreement (the “Wells Fargo MRA”) with Wells Fargo Bank, National Association. The Wells Fargo MRA provides up to $150 million of advances. The initial maturity date of the Wells Fargo MRA is July 30, 2027, which may be extended for up to three years. On May 1, 2026, the Company entered into amendment #1 to the Wells Fargo MRA, which increased the advances from $150 million to $250 million.
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
For the period ended June 30, 2026

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

On May 27, 2026, the Company, through its indirect wholly-owned subsidiary FBRED REIT MSWH Seller, LLC, entered into a Master Repurchase Agreement (the “Morgan Stanley MRA”) with Morgan Stanley Mortgage Capital Holdings, LLC. The Morgan Stanley MRA has a facility capacity of $125 million. The Morgan Stanley MRA has an initial maturity date of May 27, 2029 and includes two, one-year extension options, subject to the administrative agent’s approval and compliance with certain conditions.

On June 1, 2026, the Company, through its indirect wholly-owned subsidiary FBRED REIT High Yield Securities, LLC, entered into a Master Repurchase Agreement (the “Barclays HY MRA”) with Barclays Bank, PLC. The Barclays HY MRA does not have a maximum commitment. There is no initial maturity date of the Barclays HY MRA, however the borrowings are tied to real estate securities with 30-day repurchase maturity terms.
The following table represents the future principal payments under the Company’s outstanding repurchase agreements, assuming maximum maturity dates under available extension options, at June 30, 2026:

(in thousands)
Year	Amount
2026	$106,264
2027	17,877
2028	—
2029	—
2030	507,857
Thereafter	13,912
Total	$645,910

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
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets at June 30, 2026 by their level in the fair value hierarchy:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Loans receivable, at fair value	$—	$—	$754,457	$754,457
Real estate securities, at fair value	—	149,439	—	149,439
Total	$—	$149,439	$754,457	$903,896

Financial Liabilities:
Repurchase agreements, at fair value	$—	$—	$645,910	$645,910
Total	$—	$—	$645,910	$645,910

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

Valuation of Loans Receivable, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s loans receivable during the three and six months ended June 30, 2026:

(in thousands)	Three Months Ended	Six Months Ended
Beginning balance	$619,721	$372,276
Loan originations and fundings	142,505	391,183
Principal paydowns	(7,769)	(9,002)
Unrealized gain (loss) on loans receivable	—	—
Total	$754,457	$754,457

The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at June 30, 2026:

($ in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Loans receivable, at fair value - Senior	$688,708	Discounted Cash Flow	Discount Rate (interest spread)	3.37%	2.00% - 6.93%
Loans receivable, at fair value - Senior	58,605	Recent Transaction (1)	N/A	N/A	N/A
Loans receivable, at fair value - Mezzanine	7,144	Discounted Cash Flow	Discount Rate (interest spread)	10.36%	4.77% - 15.68%
Loans receivable, at fair value - Mezzanine	—	Recent Transaction (1)	N/A	N/A	N/A
	$754,457
(1) Any loans receivable originated during the calendar month are valued utilizing the transaction price as a market approach under ASC 820.
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at December 31, 2025:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

($ in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Loans receivable, at fair value - Senior	$266,241	Discounted Cash Flow	Discount Rate (interest spread)	3.39%	2.30% - 6.49%
Loans receivable, at fair value - Senior	101,755	Recent Transaction (1)	N/A	N/A	N/A
Loans receivable, at fair value - Mezzanine	1,640	Discounted Cash Flow	Discount Rate (interest spread)	11.68%	7.02% - 15.43%
Loans receivable, at fair value - Mezzanine	2,640	Recent Transaction (1)	N/A	N/A	N/A
	$372,276
(1) Any loans receivable originated during the calendar month are valued utilizing the transaction price as a market approach under ASC 820.
Valuation of Repurchase Agreements, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s repurchase agreements during the three and six months ended June 30, 2026:

(in thousands)	Three Months Ended	Six Months Ended
Beginning balance	$512,402	$292,032
Borrowings under repurchase agreements	390,171	805,743
Repayment under repurchase agreements	(256,663)	(451,865)
Total	$645,910	$645,910
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s repurchase agreements at June 30, 2026:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Repurchase agreements, at fair value	$604,585	Discounted Cash Flow	Discount Rate (interest spread)	1.55%	0.60% - 3.70%
Repurchase agreements, at fair value	41,325	Recent Transaction (1)	N/A	N/A	N/A
	$645,910
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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

(in thousands)	June 30, 2026	December 31, 2025
Exit fee receivables	$642	$233
Other receivables	68	—
Prepaid expenses	32	97
Total prepaid expenses and other assets	$742	$330

The following table summarizes the component of Accrued expenses and other liabilities:

(in thousands)	June 30, 2026	December 31, 2025
Accrued expenses	$1,041	$1,074
Directors compensation payable	66	54
Accrued expenses and other liabilities	$1,107	$1,128

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
The Company has commenced a continuous private offering, pursuant to which it offers and sells to a limited number of investors various classes of its common shares. The classes of common shares have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as well as different management fees and performance participation allocations. The initial per share purchase price for shares of the Company’s common shares in the offering was equal to the most recently determined NAV per share for the applicable class (which was deemed to be $25.00 until the last calendar day of the month during which the Company makes its first investment, which was April 1, 2025) plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of the Company’s common shares varies and generally equals the prior month’s NAV per share for each applicable class, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
Common Shares
On April 1, 2025 the Company completed its first closing of its private offering of common shares.
The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the six months ended June 30, 2026:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Total
Shares outstanding at December 31, 2025	—	3,918,589	1,768,731	1,484,584	7,773	—	7,179,677
Common shares issued	—	642,264	159,538	250,799	602	5,500	1,058,703
DRIP shares issued	—	40,187	31,009	15,751	65	42	87,054
Repurchase of common shares	—	(1,972)	—	—	—	—	(1,972)
Shares outstanding at March 31, 2026	—	4,599,068	1,959,278	1,751,134	8,440	5,542	8,323,462
Common shares issued	—	1,000,691	569,724	703,808	1,003	—	2,275,226
DRIP shares issued	—	52,165	38,083	20,184	89	128	110,649
Repurchase of common shares	—	(3,582)	(531,884)	—	—	—	(535,466)
Shares outstanding at June 30, 2026	—	5,648,342	2,035,201	2,475,126	9,532	5,670	10,173,871
Proceeds from issuance of common shares (in thousands)	$—	$43,340	$19,787	$24,550	$44	$142	$87,863

The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the six months ended June 30, 2025:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Total
Shares outstanding at December 31, 2024	40	—	—	—	—	—	40
Common shares issued	—	—	—	—	—	—	—
Shares outstanding at March 31, 2025	40	—	—	—	—	—	40
Common shares issued	—	1,770,675	1,230,562	168,500	—	—	3,169,737
Shares outstanding at June 30, 2025	40	1,770,675	1,230,562	168,500	—	—	3,169,777
Proceeds from issuance of common shares (in thousands)	$1	$44,356	$30,765	$4,212	$—	$—	$79,334
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
For the period ended June 30, 2026

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
For the three and six months ended June 30, 2026, the Company processed five and six repurchase requests and recorded $13.2 million and $13.3 million to Share repurchase payable in the Consolidated Balance Sheets, respectively. For the three and six months ended June 30, 2025, the Company did not receive any repurchase requests under the share repurchase plan.
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
Distributions
The following table details the aggregate distributions declared for the Company’s common shares for both the three and six months ended June 30, 2026, respectively:

	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
Aggregate gross distribution declared per common share	$0.5700	$0.5700	$0.5700	$0.5700	$0.5700
Stockholder servicing fee per common share	—	(0.0136)	(0.0463)	—	—
Net distributions declared per common share	$0.5700	$0.5564	$0.5237	$0.5700	$0.5700

	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
Aggregate gross distribution declared per common share	$1.1167	$1.1167	$1.1167	$1.1167	$0.9500
Stockholder servicing fee per common share	—	(0.0281)	(0.0956)	—	—
Net distributions declared per common share	$1.1167	$1.0886	$1.0211	$1.1167	$0.9500
The following table details the aggregate distributions declared for the Company’s common shares for both the three and six months ended June 30, 2025, respectively:

	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
Aggregate gross distribution declared per common share	$0.1667	$0.1667	$0.1667	$—	$—
Stockholder servicing fee per common share	—	(0.0060)	(0.0178)	—	—
Net distributions declared per common share	$0.1667	$0.1607	$0.1489	$—	$—

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
Aggregate gross distribution declared per common share	$0.1667	$0.1667	$0.1667	$—	$—
Stockholder servicing fee per common share	—	(0.0060)	(0.0178)	—	—
Net distributions declared per common share	$0.1667	$0.1607	$0.1489	$—	$—

Note 10 - Earnings Per Common Share
Earnings per common share during the three and six months ended June 30, 2026 and June 30, 2025, respectively, is computed as presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Basic and Diluted
Net income (loss) available to common stockholders	3,799	(1,890)	6,096	(1,890)
Weighted average common shares outstanding	9,698,412	2,412,678	8,816,085	2,412,678
Basic and diluted earnings per common share	$0.39	$(0.78)	$0.69	$(0.78)

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

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
The assets and liabilities related to the consolidated joint venture are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Assets
Investments in real estate securities, at fair value	$149,439	$103,668
Cash	2,569	3,731
Interest receivable	492	334
Total assets	$152,500	$107,733

Liabilities
Repurchase agreements, at fair value	$106,264	$82,864
Due to affiliates	38	—
Interest payable	249	122
Accrued expenses and other liabilities	42	—
Total liabilities	$106,593	$82,986

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

Note 12 - Commitments and Contingencies
Commitments
As of June 30, 2026, the Company had unfunded commitments on delayed draw term loans of $88.5 million. As of June 30, 2026, the Company’s unfunded commitments consisted of the following:

(in thousands)
Investment Type	Total Commitment	Remaining Commitment
Senior Mortgage	$339,902	$75,386
Mezzanine	18,420	13,076
	$358,322	$88,462

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
Note 14 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to June 30, 2026.
Common Shares
Subsequent to June 30, 2026, and in connection with the Company’s continuous private offering, the Company issued shares of its Class G common stock, Class G-D common stock, Class G-S common stock, Class E common stock and Class I common stock.
These offers and sales of the Class G common stock, Class G-D common stock, Class G-S common stock, Class E common stock and Class I common stock were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation D thereunder.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended June 30, 2026

The following table details the shares issued between July 1, 2026 and August 11, 2026:

(in thousands, except share amounts)	Common Shares, excluding DRIP		Common Shares - Bonus Share		DRIP
Title of Securities	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
Class G Common Stock	367,709	$9,147	18,639	$463	20,925	$521
Class G-D Common Stock	151,472	3,740	12,016	296	7,954	197
Class G-S Common Stock	280,638	6,971	17,116	422	7,940	196
Class E Common Stock	—	—	—	—	36	1
Class I Common Stock	2,418	60	48	1	32	1
Total	802,237	$19,918	47,819	$1,182	36,887	$916
Distributions Declared
The following table summarizes subsequent payments related to distributions on common stock declared by the Board as of the record dates noted. Net distributions paid (after any servicing fees) from July 1, 2026 through August 11, 2026 were $2.0 million, and were paid in cash or reinvested in the applicable class of common stock for stockholders participating in the Company’s distribution reinvestment plan.

Record Date	Declaration Date	Payment Date	Distributions Per Share	Share Class
June 29, 2026	May 10, 2026	July 14, 2026	$0.1900	G, G-D, G-S, E, I
July 31, 2026	May 10, 2026	August 17, 2026	$0.1900	G, G-D, G-S, E, I
August 31, 2026	August 11, 2026	September 15, 2026	$0.1900	G, G-D, G-S, E, I
September 29, 2026	August 11, 2026	October 15, 2026	$0.1900	G, G-D, G-S, E, I
October 30, 2026	August 11, 2026	November 16, 2026	$0.1900	G, G-D, G-S, E, I

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

Overview
We are a Maryland corporation that was formed on May 22, 2024. We intend to elect to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2025. We are externally managed by Benefit Street Partners, L.L.C. (“Adviser”) pursuant to the advisory agreement with the Adviser (the “Advisory Agreement”). Our Adviser manages our affairs on a day-to-day basis. The Adviser receives fees for services related to the investment and management of our assets and operations.
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
We use our proceeds from our private offering of common stock, along with borrowings, to finance our investment objectives. We seek to achieve attractive risk-adjusted returns while preserving capital by primarily originating senior floating-rate mortgage loans, but also by investing in other real estate-related assets, including subordinated mortgage loans, mezzanine loans, and participations in such loans, commercial real estate securities, including commercial mortgage-backed securities (“CMBS”), equity or equity-linked securities in real estate operating companies, and net leased properties.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our business, other than those referred to in this Quarterly Report on Form 10-Q.
Q2 2026 Highlights
Capital Activity and Distributions
•During the three months ended June 30, 2026, we raised approximately $56.5 million of net proceeds from the sale of our shares of common stock through our continuous offering. In addition, during the three months ended June 30, 2026, we issued 110,649 shares pursuant to our distribution reinvestment plan (the “DRIP”) for an aggregate net value of approximately $2.7 million.
•During the three months ended June 30, 2026, we declared aggregate net distributions totaling approximately $5.4 million.
•During the three months ended June 30, 2026, we repurchased 535,466 shares with an aggregate value of $13.3 million under the share repurchase plan.
Investments
•As of June 30, 2026, our commercial real estate loan portfolio included 79 loans with a total commitment amount of $842.9 million, and total outstanding principal amount of $754.5 million. During the quarter, the Company executed on 16 loans for a total commitment of $134.1 million.
•As of June 30, 2026, our floating rate CMBS bond portfolio included 20 securities with a total principal balance of $149.4 million and a total fair value of $149.4 million.
Financing Activity
•During the three months ended June 30, 2026, we entered into two new repurchase agreement facilities.
◦The new facility with Morgan Stanley Mortgage Capital Holdings, LLC has a facility capacity of $125 million. The Morgan Stanley MRA has an initial maturity date of May 27, 2029 and includes two, one-year extension options, subject to the administrative agent’s approval and compliance with certain conditions.
◦The new facility with Barclays Bank, PLC does not have a maximum commitment. There is no initial maturity date of this facility, however the borrowings are tied to real estate securities with 30-day repurchase maturity terms.
•We amended our existing repurchase agreement with Wells Fargo Bank, National Association to, among other things, increase the facility’s capacity from $150 million to $250 million.

•During the three months ended June 30, 2026, we incurred net borrowings of $133.5 million under our repurchase agreements.

Financial Condition
Investment Activities
Investments in Loans Receivable
We commenced investing in commercial real estate loans in April 2025. As of June 30, 2026, we have originated 79 loans totaling $842.9 million in total commitments. We elected the fair value option for our commercial real estate loan investments and accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. During the quarter ended June 30, 2026, we earned $12.0 million of interest income on the loans we originated.
The following table details overall statistics of our investment loan portfolio as of June 30, 2026:

($ in thousands)
Loan Type	Number of Investments	Principal Balance Outstanding	Fair Value	Unfunded Commitments	Weighted Average Interest Rate (1)	Weighted Average Life (2)
Senior	73	$747,313	$747,313	$75,386	6.93%	3.78
Mezzanine	6	7,144	7,144	13,076	13.97%	3.57
	79	$754,457	$754,457	$88,462	7.00%	3.77
(1) Represents the weighted average interest rate for each loan at June 30, 2026. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread, aside from one senior loan with a fixed-rate of 6.45%. At June 30, 2026, the one-month SOFR was 3.65%.
(2) Assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
The following table details the diversification and composition of our investment loan portfolio based on fair value as of June 30, 2026:

($ in thousands)
	June 30, 2026
Property Type	Fair Value	Percentage
Multifamily	$599,863	79.51%
Industrial	115,489	15.31%
Hospitality	22,500	2.98%
Mixed Use	16,605	2.20%
	$754,457	100%

($ in thousands)
	June 30, 2026
Region	Fair Value	Percentage
Southeast	$241,437	32.00%
Southwest	155,982	20.68%
Far West	101,429	13.44%
Mideast	95,137	12.61%
Various(1)	76,045	10.08%
Rocky Mountain	52,093	6.90%
Great Lakes	23,610	3.13%
New England	8,724	1.16%
	$754,457	100%
(1) Various includes industrial and multifamily portfolios with multiple locations throughout the United States.

As of June 30, 2026, our commercial real estate loan portfolio consists of 79 loans. The following table details the statistics of our investment loan portfolio as of June 30, 2026:

(in thousands, except interest rates)
Description	Location	Origination Date	Interest Rate (1)	Loan Commitment (2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date (3)
Multifamily	Texas	3/26/2025	11.00%	$23,806	$8,711	$8,711	I/O	10/9/2029
Industrial	Various	4/7/2025	7.51%	13,680	13,680	13,680	I/O	4/9/2030
Multifamily	Texas	4/11/2025	6.65%	7,216	7,216	7,216	I/O	4/9/2030
Hospitality	South Carolina	4/16/2025	7.90%	7,500	7,500	7,500	I/O	5/9/2028
Multifamily	California	5/8/2025	10.35%	19,918	17,690	17,690	I/O	5/9/2029
Hospitality	Florida	5/14/2025	8.20%	7,500	7,500	7,500	I/O	5/9/2030
Multifamily	California	5/22/2025	6.30%	11,279	11,279	11,279	I/O	6/9/2030
Multifamily	California	5/30/2025	9.90%	7,500	7,500	7,500	I/O	6/9/2029
Multifamily	North Carolina	5/30/2025	6.90%	7,500	6,279	6,279	I/O	6/9/2030
Multifamily	North Carolina	6/13/2025	6.60%	10,000	10,000	10,000	I/O	6/9/2028
Multifamily	Texas	6/30/2025	6.75%	10,000	10,000	10,000	I/O	7/9/2030
Multifamily	Florida	7/3/2025	6.15%	7,500	7,500	7,500	I/O	7/9/2028
Multifamily	Various	8/15/2025	9.05%	10,000	3,037	3,037	I/O	3/9/2028
Multifamily	Tennessee	8/18/2025	9.90%	27,763	4,494	4,494	I/O	9/9/2030
Multifamily	North Carolina	8/19/2025	6.90%	10,000	9,880	9,880	I/O	9/9/2029
Multifamily	Texas	8/21/2025	6.40%	7,500	7,005	7,005	I/O	9/9/2030
Industrial	Various	9/10/2025	6.65%	7,500	6,426	6,426	I/O	9/9/2030
Multifamily	Nevada	9/29/2025	6.30%	28,522	28,522	28,522	I/O	10/9/2030
Multifamily	New Jersey	9/30/2025	10.05%	31,315	30,715	30,715	I/O	10/9/2029
Industrial	West Virginia	10/15/2025	6.95%	24,855	20,828	20,828	I/O	10/9/2030
Multifamily	Ohio	10/22/2025	6.17%	17,500	17,500	17,500	I/O	11/9/2028
Multifamily	Ohio	10/22/2025	6.15%	6,110	6,110	6,110	I/O	11/9/2028
Multifamily	Various	10/28/2025	5.95%	17,500	17,500	17,500	I/O	11/9/2030
Multifamily	Georgia	10/29/2025	6.15%	17,500	17,500	17,500	I/O	11/9/2030
Industrial	Georgia	10/29/2025	7.65%	10,000	8,331	8,331	I/O	11/9/2030
Multifamily	Texas	10/31/2025	6.20%	7,388	7,388	7,388	I/O	11/9/2030
Multifamily	Texas	11/12/2025	6.38%	15,000	15,000	15,000	I/O	11/9/2030
Multifamily	Utah	11/14/2025	6.25%	12,025	12,025	12,025	I/O	11/9/2029
Multifamily	Texas	11/14/2025	6.12%	15,000	15,000	15,000	I/O	12/9/2030
Multifamily	New York	11/14/2025	6.37%	16,193	16,193	16,193	I/O	11/9/2030
Multifamily	Florida	11/20/2025	6.15%	7,500	7,500	7,500	I/O	12/9/2030
Multifamily	Texas	11/21/2025	7.40%	7,500	7,500	7,500	I/O	12/9/2028
Multifamily	Colorado	11/25/2025	5.95%	10,000	10,000	10,000	I/O	12/9/2030
Multifamily	New York	12/1/2025	5.65%	10,000	9,946	9,946	I/O	12/9/2030
Multifamily	Texas	12/12/2025	9.41%	9,838	9,257	9,257	I/O	1/9/2028
Industrial	Oregon	12/12/2025	7.20%	7,500	6,460	6,460	I/O	1/9/2030
Multifamily	Nevada	12/16/2025	6.55%	10,000	10,000	10,000	I/O	1/9/2031
Industrial	Texas	12/16/2025	7.15%	7,500	5,482	5,482	I/O	1/9/2031
Hospitality	Florida	12/19/2025	7.50%	7,500	7,500	7,500	I/O	1/9/2031
Industrial	California	12/19/2025	7.20%	7,500	6,268	6,268	I/O	1/9/2030
Multifamily	Utah	12/23/2025	6.10%	7,500	7,500	7,500	I/O	1/9/2028
Industrial	Various	12/23/2025	6.58%	10,000	10,000	10,000	I/O	1/9/2031
Industrial	Florida	12/29/2025	6.80%	7,500	6,137	6,137	I/O	1/9/2031
Multifamily	North Carolina	12/29/2025	6.90%	13,704	12,000	12,000	I/O	1/9/2031
Multifamily	North Carolina	12/30/2025	6.90%	7,500	7,477	7,477	I/O	1/9/2031
Multifamily	North Carolina	12/30/2025	7.10%	7,500	6,424	6,424	I/O	1/9/2031

Multifamily	New Jersey	1/2/2025	6.50%	17,750	17,750	17,750	I/O	1/6/2027
Multifamily (6)	Various	9/16/2025	6.55%	17,239	17,239	17,239	I/O	10/9/2029
Multifamily (6)	Colorado	9/25/2025	6.05%	15,068	15,068	15,068	I/O	10/9/2030
Multifamily	Florida	2/9/2026	7.15%	27,400	27,400	27,400	I/O	2/9/2031
Industrial	Virginia	2/12/2026	6.50%	7,500	6,964	6,964	I/O	2/9/2031
Multifamily	Texas	2/27/2026	6.35%	7,500	7,500	7,500	I/O	3/9/2031
Industrial	Massachusetts	2/26/2026	6.70%	10,000	8,724	8,724	I/O	3/9/2031
Multifamily	California	3/4/2026	6.40%	7,500	7,105	7,105	I/O	3/9/2029
Multifamily	North Carolina	3/11/2026	6.45%	7,500	7,500	7,500	I/O	3/9/2030
Multifamily (5)	Texas	3/26/2026	6.45%	7,500	7,500	7,500	I/O	10/9/2027
Multifamily	Texas	3/27/2026	6.25%	10,000	10,000	10,000	I/O	4/9/2031
Mixed Use	North Carolina	4/14/2026	6.35%	10,000	10,000	10,000	I/O	5/9/2031
Multifamily	North Carolina	4/27/2026	6.60%	7,500	7,500	7,500	I/O	5/9/2031
Multifamily	Texas	4/29/2026	6.45%	7,500	6,829	6,829	I/O	5/9/2031
Multifamily	Utah	4/30/2026	6.30%	7,500	7,500	7,500	I/O	5/9/2030
Mixed Use	Washington	5/6/2026	6.60%	7,500	6,605	6,605	I/O	5/9/2029
Multifamily	Florida	5/20/2026	6.15%	14,751	14,751	14,751	I/O	6/9/2031
Multifamily	North Carolina	5/21/2026	6.50%	7,514	7,514	7,514	I/O	6/9/2031
Multifamily	Arizona	5/28/2026	6.15%	7,500	7,500	7,500	I/O	6/9/2031
Multifamily	New York	6/1/2026	6.40%	7,500	7,500	7,500	I/O	6/9/2029
Industrial	Maryland	6/3/2026	6.75%	11,203	9,890	9,890	I/O	6/9/2031
Multifamily	Arizona	6/4/2026	6.34%	7,500	7,272	7,272	I/O	6/9/2031
Multifamily	South Carolina	6/5/2026	6.10%	7,500	7,389	7,389	I/O	6/9/2029
Multifamily	Virginia	6/18/2026	6.65%	7,500	4,591	4,591	I/O	7/9/2031
Multifamily	Texas	6/29/2026	6.15%	7,500	7,500	7,500	I/O	7/9/2031
Industrial	Texas	6/30/2026	6.30%	7,500	6,299	6,299	I/O	7/9/2031
Multifamily	Various	6/30/2026	6.15%	8,163	8,163	8,163	I/O	9/9/2026
Multifamily	Texas	3/26/2025	20.25%	4,596	1,682	1,682	I/O	10/9/2029
Multifamily (4)	California	5/8/2025	14.00%	5,098	—	—	I/O	5/9/2029
Multifamily	Tennessee	8/18/2025	16.98%	5,949	977	977	I/O	9/9/2030
Multifamily	New York	11/14/2025	10.67%	1,799	1,799	1,799	I/O	11/9/2030
Multifamily	New York	12/1/2025	8.17%	1,351	1,344	1,344	I/O	12/9/2030
Multifamily	Texas	12/12/2025	14.11%	1,426	1,342	1,342	I/O	1/9/2028
				$842,919	$754,457	$754,457
(1)Represents the interest rate for each loan at June 30, 2026. Loans earn interest at the one-month term SOFR plus spread. At June 30, 2026, the one-month SOFR was 3.65%.
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
Investments in Real Estate Securities
The following table details the statistics of our real estate securities portfolio as of June 30, 2026:

	CMBS Bonds
($ in thousands)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate (1)	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
June 30, 2026	20	1 month SOFR	6.98%	3.34	$149,447	$149,439

Financing Activities
We finance the majority of our loan portfolio through repurchase agreements. As of June 30, 2026, we had eight repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. At June 30, 2026, the one-month SOFR was 3.65%. These facilities had a weighted average borrowing rate of 5.20% at June 30, 2026.
The table below summarizes our repurchase agreement borrowings at June 30, 2026:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	5.24%	$250,000	$129,659	$120,340	$120,340	$152,455	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	5.41%	250,000	27,470	222,530	222,530	289,923	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.13%	250,000	85,013	164,987	164,987	207,933	7/30/2027	7/30/2030
FBRED REIT MSWH Seller, LLC	5.12%	125,000	111,088	13,912	13,912	17,390	5/27/2029	5/27/2031
FBRED REIT AWH Seller, LLC	6.40%	100,000	82,123	17,877	17,877	24,664	12/16/2026	12/16/2027
FBRED REIT High Yield Securities, LLC - JPM (3)	4.64%	N/A	N/A	88,789	88,789	111,947	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	4.69%	N/A	N/A	17,475	17,475	21,500	30 days	30 days
FBRED REIT High Yield Securities, LLC - Barclays (3)	—%	N/A	N/A	—	—	—	30 days	30 days
Total	5.20%			$645,910	$645,910	$825,812
(1)Represents the weighted average interest rate at June 30, 2026.
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
As of June 30, 2026, we were in compliance with the covenants of our financing facilities.
Results of Operations
For the three and six months ended June 30, 2026 and 2025, respectively, our results of operations consisted of:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Income
Interest income	$14,206	$2,198	$12,008	$24,685	$2,198	$22,487
Less: interest expense	(7,738)	(1,044)	(6,694)	(13,130)	(1,044)	(12,086)
Net interest income	6,468	1,154	5,314	11,555	1,154	10,401
Fee and other income	803	799	4	1,403	799	604
Total income	7,271	1,953	5,318	12,958	1,953	11,005

Expenses
Administrative fees	615	1,520	(905)	1,264	1,520	(256)
General and administrative expenses	710	544	166	1,172	544	628
Financing fees	429	387	42	875	387	488
Management & performance fees - related party	968	87	881	1,834	87	1,747
Organizational cost	—	1,053	(1,053)	—	1,053	(1,053)
Accounting fees	178	387	(209)	379	387	(8)
Total expenses	2,900	3,978	(1,078)	5,524	3,978	1,546

Other gain (loss)
Unrealized gain (loss) on real estate securities, at fair value	217	135	82	(313)	135	(448)
Total other gain (loss)	217	135	82	(313)	135	(448)
Net income (loss)	4,588	(1,890)	6,478	7,121	(1,890)	9,011
Net income attributable to non-controlling interest	(789)	—	(789)	(1,025)	—	(1,025)
Net income (loss) attributable to Franklin BSP Real Estate Debt, Inc.	3,799	(1,890)	5,689	6,096	(1,890)	7,986
Net income (loss) per common share, basic and diluted	$0.39	(0.78)	1.17	0.69	(0.78)	1.47
Weighted average common shares outstanding, basic and diluted	9,698,412	2,412,678	7,285,734	8,816,085	2,412,678	6,403,407
We commenced investing in commercial real estate loans in April 2025. There were no operations prior to April 2025. Net Income attributable to common stockholders for the three and six months ended June 30, 2026 was $3.8 million and $6.1 million or $0.39 and $0.69 per weighted average common share (basic), respectively.
•Total income for the three and six months ended June 30, 2026 was $7.3 million and $13.0 million, respectively, compared to $2.0 million for the three and six months ended June 30, 2025. The $5.3 million and $11.0 million, respective increases over prior comparative periods were driven by the increase in real estate loan investments and real estate securities. Interest income increased $12.0 million and $22.5 million, respectively for the three and six months ended June 30, 2026 compared to the comparative prior period. Interest expense increased $6.7 million and $12.1 million, respectively for the three and six months ended June 30, 2026 compared to the comparative prior period and was driven by borrowings under the eight repurchase facilities, five of which were entered into after June 30, 2025. Fee and other income increased $4,000 and $0.6 million, respectively, for the three and six months ended June 30, 2026 compared to the comparative prior period. These fees primarily relate to origination fees, exit fees and other fees earned. The increase during the six months ended comparative period was primarily attributable to a full six months of operations, as operations did not commence until April 1, 2025.
•Administrative fees for the three and six months ended June 30, 2026, were $0.6 million and $1.3 million, respectively. These fees were predominately personnel and other Adviser costs of providing services pursuant to the

Advisory Agreement. The $0.9 million and $0.3 million respective decreases over prior comparative periods were driven by a decline in personnel costs.
•General and administrative expenses for the three and six months ended June 30, 2026 were $0.7 million and $1.2 million, respectively. These fees related to services such as third party administrative fees, transfer agent fees, legal, filing fees, board of director compensation and valuation services. The increase of $0.2 million and $0.6 million, respectively, over prior comparative periods were due to an increase in third party administrative fees and valuation services due to the growth in the investment portfolio.
•Financing fees for the three and six months ended June 30, 2026 were $0.4 million and $0.9 million, respectively. These fees are related to the various debt obligations we entered into to fund loan originations. The increase of $0.04 million and $0.5 million, respectively, over prior comparative periods was due to executing new repurchase agreements.
•Management and performance fees - related party for the three and six months ended June 30, 2026 were $1.0 million and $1.8 million, respectively. These fees represent fees incurred under the Advisory Agreement. The increase of $0.9 million and $1.7 million, respectively, over prior comparative periods was due to an increase in value of the investment portfolio.
•There were no Organizational costs for the three and six months ended June 30, 2026. Organizational costs incurred during the three and six months ended June 30, 2025 were related to costs incurred prior to the commencement of operations on April 1, 2025. No additional organizational costs have been recorded.
•Accounting fees for the three and six months ended June 30, 2026 were $0.2 million and $0.4 million, respectively. These fees are related to audit and tax services for the Company. There was a decrease of $0.2 million and $0.01 million, respectively, over the prior comparative periods.
•Total other gain (loss) for the three and six months ended June 30, 2026 was $0.2 million and $(0.3) million, respectively. There was an increase of $0.1 million and decrease of $0.4 million, respectively over prior comparative periods which were related to the remeasurement of the real estate securities at fair value.
•For the three and six months ended June 30, 2026, Offering costs of $0.2 million and $0.4 million respectively were incurred. Under GAAP, these costs are charged directly against stockholders’ equity. These costs have been advanced by the Adviser and paid on our behalf. In addition, for the three and six months ended June 30, 2026 stockholder servicing fees were $1.0 million and $1.3 million, respectively, and were charged directly against stockholders’ equity. In comparison, for the three and six months ended June 30, 2025, offering costs incurred were $2.1 million and accrued shareholder servicing fees of $0.7 million were charged directly against stockholders’ equity. The $1.9 million and $1.7 million decrease in offering costs over the respective prior comparative periods were due to costs incurred marketing the sale of common stock of the Company prior to commencement of operations on April 1, 2025.
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
Since the initial closing of our private offering of our common stock occurred on April 1, 2025, we have issued common stock for a total of $290.0 million through August 11, 2026, including $8.9 million issued pursuant to the DRIP. We expect to continue to have subsequent closings of common stock through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in our target assets consistent with our investment objectives. In addition, we have obtained, and expect to obtain additional, debt financing on our assets consistent with our financing strategy, and intend to use the proceeds to make additional investments in our target assets.
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
We intend to qualify to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2025. Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain, and we must distribute 100% of our taxable income to avoid federal income tax payment obligations. These requirements will restrict our ability to retain cash flow to fund future liquidity needs.
Our Adviser has agreed to several support measures that have and will enhance our liquidity. Our Adviser has and will advance all organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) on our behalf through the first anniversary of the initial closing of our private offering. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the first anniversary of the initial closing of our private offering. Our Adviser has also advanced certain operating expenses prior to January 1, 2026, which we will reimburse over the 60 months following January 1, 2026 and has and is expected to continue to advance certain of our operating expenses after January 1, 2026.
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
Our primary sources of liquidity include cash and available borrowings under our repurchase agreements. The following table summarizes amounts available under these sources at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Cash	$37,641	$12,315
Available borrowings on undrawn repurchase agreements	435,354	540,832
Total available liquidity and capital resources	$472,995	$553,147
Contractual Obligations and Commitments
The following table shows our payment obligations for repayment of debt at June 30, 2026:

(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Repurchase agreements	$106,264	$17,877	$521,769		$645,910
Total	$106,264	$17,877	$521,769	$—	$645,910
In the ordinary course of business, we may enter into future funding commitments. At June 30, 2026, we had unfunded commitments on delayed draw term loans of $88.5 million . At June 30, 2026 the Company’s unfunded commitments consisted of the following:

Investment Type	Total Commitment	Remaining Commitment
Senior Mortgage	$339,902	$75,386
Mezzanine	18,420	13,076
	$358,322	$88,462
Cash Flows
The following table summarizes the changes in cash and restricted cash during the six months ended June 30, 2026 and 2025:

(in thousands)	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$10,216	$1,647
Net cash used in investing activities	(428,325)	(203,454)
Net cash provided by financing activities	448,509	237,859
Net increase in cash and restricted cash	$30,400	$36,052
Cash flows provided by operating activities were $10.2 million and were primarily due to interest income and origination fees earned on the loans receivable and real estate securities during the six months ended June 30, 2026. Cash flows provided by operating activities increased $8.6 million compared to the six months ended June 30, 2025. The increase was driven by a full six months of operations in 2026; as operations did not commence until April 1, 2025, and the growing loan and real estate securities portfolio.
Cash flows used in investing activities were $428.3 million and were primarily related to the origination of loans and real estate securities during the six months ended June 30, 2026. Cash flows used by investing activities increased $224.9 million compared to the six months ended June 30, 2025. The increase was driven by a full six months of operations in 2026, as operations did not commence until April 1, 2025, and the increase in loan originations and future fundings during the six months ended June 30, 2026.
Cash flows provided by financing activities were $448.5 million and were primarily related to net proceeds received from repurchase agreements and issuance of common stock during the six months ended June 30, 2026. Cash flows provided by financing activities increased $210.6 million compared to the six months ended June 30, 2025. An increase in borrowings under the Company’s eight repurchase agreements, compared to three repurchase agreements in place as of June 30, 2025, is the main driver of the increase.
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
The initial closing of our private offering occurred on April 1, 2025, at which time we commenced our principal operations.
The following table summarizes our distributions declared during the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$4,467	46%	$135	26%
Reinvested in shares	5,182	54%	383	74%
Total distribution	$9,649	100%	$518	100%

Sources of Distributions
Cash flows from operating activities	$9,649	100%	$518	100%
Offering proceeds	—	—%	—	—%
Total sources of distribution	$9,649	100%	$518	100%

Net cash provided by operating activities	$10,216		$1,647

The table below details the net distribution per share declared for each of our common share classes for the six months ended June 30, 2026:

Record Date	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
January 30, 2026	$0.1667	$0.1618	$0.1504	$0.1667	$—
February 27, 2026	0.1900	0.1852	0.1736	0.1900	0.1900
March 31, 2026	0.1900	0.1852	0.1734	0.1900	0.1900
April 30, 2026	0.1900	0.1852	0.1730	0.1900	0.1900
May 29, 2026	0.1900	0.1856	0.1770	0.1900	0.1900
June 29, 2026	0.1900	0.1856	0.1737	0.1900	0.1900
Totals	$1.1167	$1.0886	$1.0211	$1.1167	$0.9500
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
The following table details the major components of our NAV as of June 30, 2026 and December 31, 2025, respectively:

(in thousands, except share data)
Components of NAV	June 30, 2026	December 31, 2025
Loans receivable, at fair value	$754,457	$372,276
Real estate securities, at fair value	149,439	103,668
Cash	37,641	12,315
Restricted cash	12,663	7,589
Interest receivable	2,736	1,016
Prepaid expenses and other assets (1)	2,041	1,296
Due from affiliate	—	615
Repurchase agreements, at fair value	(645,910)	(292,032)
Interest payable	(1,457)	(623)
Subscription received in advance	(12,663)	(7,589)
Due to affiliates (2)	(3,102)	(2,282)
Accrued stockholder serving fees (3)	(52)	(33)
Distribution payable	(1,983)	(1,164)
Share repurchase payable	(13,234)	—
Other accrued liabilities	(1,107)	(1,128)
Non-controlling interest	(27,544)	(14,848)
NAV	$251,925	$179,076
Number of outstanding shares (all classes)	10,173,871	$7,179,677
(1)Other assets represents exit fee receivable and unamortized debt facility costs. In accordance with the fair value option under GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the life of the debt facility, therefore included in the above amount.
(2)Due to affiliates excludes $4.8 million advanced by the Adviser for organizational, offering and operating expenses and $2.2 million of operating expenses deferred by the Adviser under the Advisory Agreement.
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
The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2026:

(in thousands, except share amounts and per share data)	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Total
Net Asset Value	$140,308	$50,188	$61,051	$238	$140	$251,925
Number of outstanding shares	5,648,342	2,035,201	2,475,126	9,532	5,670	10,173,871
NAV per share	$24.84	$24.66	$24.67	$24.92	$24.75	$24.76
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
The following table reconciles GAAP stockholders’ equity per our Consolidated Balance Sheets to our NAV at June 30, 2026 and December 31, 2025, respectively:

(in thousands)	June 30, 2026	December 31, 2025
Stockholders' equity	$240,214	$170,913
Adjustments:
Advanced organization, offering and operating costs	4,763	4,813
Accrued stockholder servicing fees not currently payable (1)	3,473	2,385
Deferred operating expenses (2)	2,176	—
Unamortized debt issuance costs	1,299	965
NAV	$251,925	$179,076

(1)We have accrued stockholder servicing fees totaling $3.5 million of which approximately $51,513 is currently payable to the Dealer Manager as of June 30, 2026.
(2) Includes operating expenses which were deferred by the Adviser through June 30, 2026, pursuant to the Advisory Agreement.
Given their timing and substantial size, reflecting organizational, offering and operating expense in NAV when incurred can be overly punitive to the NAV per share of early investors and reduce cash available for new investments that will inure to the benefit of later investors. To help mitigate the impact of this timing difference, the Adviser incurred the bulk of these costs on our behalf and agreed to allow organizational and offering expenses to be repaid ratably over 60 months starting after the first anniversary of the initial closing of our private offering or January 1, 2026, with respect to operating expenses. Under the terms of our Advisory Agreement, the Adviser advanced all of our organizational, offering and operating expenses (other than upfront selling commissions and ongoing stockholder servicing fees) incurred prior to January 1, 2026 and has advanced certain operating expenses subsequent to January 1, 2026. We will decrease our NAV by the amount of each monthly repayment made to the Adviser during the reimbursement period. These costs were expensed as incurred in our GAAP financial statements.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common Stockholders during the three and six months ended June 30, 2026 and June 30, 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
GAAP Net Income	$4,588	$(1,890)	$7,121	$(1,890)
Adjustments:
Unrealized gain on real estate securities, at fair value	(87)	—	125	—
Advanced organization and operating costs(1)	(123)	2,450	(123)	2,450
Deferred operating expenses(3)	1,063	—	2,176	—
Unamortized debt issuance costs(2)	110	355	334	355
Distributable Earnings	5,551	915	9,633	915
Net Income attributable to Non-Controlling Interest	(789)	—	(1,025)	—
Distributable Earnings to Common Stockholders	$4,762	$915	$8,608	$915
Weighted average common shares outstanding, basic and diluted	9,698,412	2,412,678	8,816,085	2,412,678
Distributable Earnings per common share, basic and diluted	$0.49	$0.38	$0.98	$0.38

(1) Includes organizational and other operating expenses which were advanced by the Adviser for the three months ended June 30, 2026, pursuant to the Advisory Agreement.
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
(3) Includes operating expenses which were deferred by the Adviser through June 30, 2026, pursuant to the Advisory Agreement.

The following table provides a breakdown of our total Distributable Earnings and Distributable Earnings per share by class as for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
(in thousands, except share and per share amounts)	Class G	Class G-D	Class G-S	Class E	Class I	Total
Distributable Earnings	$2,559	$1,120	$1,075	$5	$3	$4,762
Weighted average common shares outstanding, basic and diluted	5,208,918	2,276,174	2,198,557	9,156	5,607	9,698,412
Distributable Earnings per common share, basic and diluted	$0.49	$0.49	$0.49	$0.59	$0.45	$0.49

	Six Months Ended June 30, 2026
(in thousands, except share and per share amounts)	Class G	Class G-D	Class G-S	Class E	Class I	Total
Distributable Earnings	$4,679	$2,030	$1,885	$10	$4	$8,608
Weighted average common shares outstanding, basic and diluted	4,791,124	2,076,536	1,935,130	8,679	4,616	8,816,085
Distributable Earnings per common share, basic and diluted	$0.98	$0.98	$0.97	$1.18	$0.91	$0.98
The following table provides a breakdown of our total Distributable Earnings and Distributable Earnings per share by class for the three and six months ended June 30, 2025. As operations commenced on April 1, 2025, three and six months ended Distributable Earnings are the same:

	Three and Six Months Ended June 30, 2025
(in thousands, except share and per share amounts)	Class G	Class G-D	Class G-S	Total
Distributable Earnings	$600	$297	$18	$915
Weighted average common shares outstanding, basic and diluted	1,456,640	881,752	74,286	2,412,678
Distributable Earnings per common share, basic and diluted	$0.41	$0.34	$0.24	$0.38

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2026, we were not subject to any material legal proceedings.

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
The following table details the common shares sold pursuant to our ongoing private offering, including the DRIP, for the three months ended June 30, 2026:

(in thousands, except share amounts)	Number of Common Shares Sold
Date Shares Sold	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Aggregate Consideration (1)
April 1, 2026	324,949	47,379	21,380	—	—	$9,825
April 14, 2026 (DRIP)	16,567	11,938	6,306	28	42	$868
May 1, 2026	105,638	247,598	560,965	1,003	—	$22,733
May 14, 2026 (DRIP)	17,329	12,081	6,441	28	43	$893
June 1, 2026	570,104	274,747	121,463	—	—	$24,036
June 12, 2026 (DRIP)	18,269	14,064	7,437	33	43	$989
Total	1,052,856	607,807	723,992	1,092	128	$59,344
(1) Includes upfront selling commissions and placement fees of $80,765 on the Class G-S common shares.

The following table details the common shares repurchased for the three months ended June 30, 2026:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	535,466	24.72	535,466	556,579
Total	535,466	$24.72	535,466	556,579
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
(4) All repurchase requests under the share repurchase plan were not satisfied, as the total number requested exceeded the limitation threshold established under the share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a) List of documents filed:
(1) The Financial Statements of the Company. (See Item 1 above.)
(2) Exhibits

Exhibit Number	Exhibit Description
10.1
First Amendment to Amended and Restated Advisory Agreement, between the Company and Benefit Street Partners L.L.C, dated May 11, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2026).

10.2
Amendment #1 to the Master Repurchase Agreement, dated May 1, 2026, by and between FBRED REIT WWH Seller, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2026).

10.3*
Master Repurchase and Securities Contract Agreement between FBRED REIT MSWH Seller, LLC and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, and Morgan Stanley Bank, N.A., dated May 27, 2026

10.4*	Guaranty Agreement between Franklin BSP Real Estate Debt, Inc. and Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent, dated May 27, 2026
10.5*	Master Repurchase Agreement between FBRED REIT High Yield Securities, LLC and Barclays Bank PLC, dated June 1, 2026
10.6*	Guarantee between FBRED REIT Real Estate Debt OPCO LLC and Barclays Bank PLC, Barclays Capital Inc. and Barclays Capital Securities Limited, dated June 1, 2026
10.7*
Amendment No. 1 to Uncommitted Master Repurchase Agreement and Amendment No. 1 to Fee and Pricing Letter between FBRED REIT JWH Seller, LLC and JPMorgan Chase Bank, National Association, dated March 30, 2026

10.8*	Amendment No. 2 to Uncommitted Master Repurchase Agreement between FBRED REIT JWH Seller, LLC and JPMorgan Chase Bank, National Association, dated June 11, 2026
10.9*	Amended and Restated Guarantee Agreement between Franklin BSP Real Estate Debt, Inc. and JPMorgan Chase Bank, National Association, dated June 11, 2026
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Franklin BSP Real Estate Debt, Inc.

Date	Signature	Title

August 11, 2026	By: /s/ Michael Comparato Michael Comparato	Chief Executive Officer, President and Director (Principal Executive Officer)
August 11, 2026	By: /s/ Jerome Baglien Jerome Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)