Form 10-Q
period 2026-09-30
Franklin BSP Real Estate Debt, Inc.
filed 2026-11-12
CIK 2035428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026
or
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

As of November 12, 2026, there were 11,766,323 shares of our common stock, $0.001 par value, outstanding consisting of 6,794,933 shares of Class G common stock, 1,836,120 shares of Class G-D common stock, 3,085,064 shares of Class G-S common stock, 13,692 shares of Class E common stock and 36,513 shares of Class I common stock.

FRANKLIN BSP REAL ESTATE DEBT, INC.
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands, except share and per share)

	September 30, 2026	December 31, 2025
Assets
Loans receivable, at fair value (includes pledged loans of $764,934 and $273,489 at September 30, 2026 and December 31, 2025, respectively)	$850,806	$372,276
Real estate securities, at fair value (includes pledged securities of $133,330 and $103,370 at September 30, 2026 and December 31, 2025, respectively)	149,101	103,668
Cash	89,125	12,315
Restricted cash	9,530	7,589
Interest receivable	3,130	1,016
Due from affiliates	—	615
Prepaid expenses and other assets	8,102	330
Total assets (1)	$1,109,794	$497,809

Liabilities and Equity
Repurchase agreements, at fair value	$141,381	$292,032
Collateralized loan obligations, at fair value	644,521	—
Subscriptions received in advance	9,139	7,589
Due to affiliates	14,382	9,512
Distributions payable	2,150	1,164
Share repurchase payable	13,800	—
Interest payable	1,572	623
Accrued expenses and other liabilities	1,322	1,128
Total liabilities (1)	828,267	312,048

Commitments and contingencies (See Note 13)

Equity
Common stock, Class G shares, $0.001 par value per share, 6,287,662 and 3,918,589 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	4
Common stock, Class G-D shares, $0.001 par value per share, 1,826,803 and 1,768,731 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Common stock, Class G-S shares, $0.001 par value per share, 2,922,647 and 1,484,584 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	1
Common stock, Class E shares, $0.001 par value per share, 9,641 and 7,773 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, Class I shares, $0.001 par value per share, 15,589 and zero shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	269,614	175,234
Accumulated deficit	(15,123)	(4,328)
Total stockholders' equity	254,502	170,913
Non-controlling interests	27,025	14,848
Total equity	281,527	185,761
Total liabilities and equity	$1,109,794	$497,809

(1) The consolidated balance sheet at September 30, 2026 includes assets of $727,706 and liabilities of $645,778 of collateralized loan obligations, which are variable interest entities (“VIE”). The VIE’s assets can only be used to settle the obligations of the VIE. See Note 6 — “Collateralized Loan Obligations” for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income
Interest income	$16,936	$4,896	$41,621	$7,094
Less: interest expense	(9,656)	(2,230)	(22,786)	(3,274)
Net interest income	7,280	2,666	18,835	3,820
Fee and other income	955	446	2,359	1,245
Total income	8,235	3,112	21,194	5,065

Expenses
Administrative fees	714	464	1,978	1,984
General and administrative expenses	774	368	1,946	912
Financing fees	5,605	795	6,480	1,182
Management & performance fees - related party	1,110	482	2,944	569
Organizational cost	—	—	—	1,053
Accounting fees	189	168	569	555
Total expenses	8,392	2,277	13,917	6,255

Other (loss) gain
Unrealized (loss) gain on real estate securities, at fair value	(217)	265	(530)	400
Total other (loss) gain	(217)	265	(530)	400
Net (loss) income	(374)	1,100	6,747	(790)
Net income attributable to non-controlling interest	(681)	—	(1,706)	—
Net (loss) income attributable to Franklin BSP Real Estate Debt, Inc.	(1,055)	1,100	5,041	(790)
Net (loss) income per common share, basic and diluted	$(0.09)	$0.24	$0.53	$(0.23)
Weighted average common shares outstanding, basic and diluted	11,115,763	4,574,684	9,591,068	3,499,588

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

For the three and nine months ended September 30, 2026:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$—	$4	$2	$1	$—	$—	$175,234	$(4,328)	$170,913	$14,848	$185,761
Net income	—	—	—	—	—	—	—	2,297	2,297	—	2,297
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	236	236
Proceeds from issuance of common shares	—	1	—	1	—	—	28,597	—	28,599	—	28,599
Offering costs	—	—	—	—	—	—	(577)	—	(577)	—	(577)
Common shares repurchased	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Distribution declared on common shares (See Note 10)	—	—	—	—	—	—	—	(4,241)	(4,241)	—	(4,241)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	4,753	4,753
Balance at March 31, 2026	$—	$5	$2	$2	$—	$—	$203,207	$(6,272)	$196,944	$19,837	$216,781
Net income	—	—	—	—	—	—	—	3,799	3,799	—	3,799
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	789	789
Proceeds from issuance of common shares	—	1	1	—	—	—	59,262	—	59,264	—	59,264
Offering costs	—	—	—	—	—	—	(1,149)	—	(1,149)	—	(1,149)
Common shares repurchased	—	—	(1)	—	—	—	(13,234)	—	(13,235)	—	(13,235)
Distribution declared on common shares (See Note 10)	—	—	—	—	—	—	—	(5,409)	(5,409)	—	(5,409)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	6,918	6,918
Balance at June 30, 2026	$—	$6	$2	$2	$—	$—	$248,086	$(7,882)	$240,214	$27,544	$267,758
Net loss	—	—	—	—	—	—	—	(1,055)	(1,055)	—	(1,055)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	681	681
Proceeds from issuance of common shares	—	1	—	1	—	—	36,385	—	36,387	—	36,387
Common share exchange	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(553)	—	(553)	—	(553)

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

Common shares repurchased	—	(1)	—	—	—	—	(14,304)	—	(14,305)	—	(14,305)
Distribution declared on common shares (See Note 10)	—	—	—	—	—	—	—	(6,186)	(6,186)	—	(6,186)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,200)	(1,200)
Balance at September 30, 2026	$—	$6	$2	$3	$—	$—	$269,614	$(15,123)	$254,502	$27,025	$281,527

For the three and nine months ended September 30, 2025:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$1
Common shares issued	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	$—	$—	$—	$—	$—	$—	$1	$—	$1	$—	$1
Net loss	—	—	—	—	—	—	—	(1,890)	(1,890)	—	(1,890)
Proceeds from issuance of common shares	—	2	1	—	—	—	79,331	—	79,334	—	79,334
Offering costs	—	—	—	—	—	—	(2,819)	—	(2,819)	—	(2,819)
Distribution declared on common shares (See Note 10)	—	—	—	—	—	—	—	(518)	(518)	—	(518)
Balance at June 30, 2025	$—	$2	$1	$—	$—	$—	$76,513	$(2,408)	$74,108	$—	$74,108
Net income	—	—	—	—	—	—	—	1,100	1,100	—	1,100
Proceeds from issuance of common shares	—	1	1	1	—	—	51,931	—	51,934	—	51,934
Offering costs	—	—	—	—	—	—	(1,186)	—	(1,186)	—	(1,186)
Distribution declared on common shares (See Note 10)	—	—	—	—	—	—	—	(2,253)	(2,253)	—	(2,253)
Balance at September 30, 2025	$—	$3	$2	$1	$—	$—	$127,258	$(3,561)	$123,703	$—	$123,703

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$6,747	$(790)
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain (loss) on real estate securities, at fair value	530	(400)
Financing fees	6,480	1,182
Accretion of purchase discount on real estate securities, net	(2)	—
Change in assets and liabilities
Increase in interest receivable	(2,114)	(833)
Increase in prepaid expenses and other assets	(227)	(223)
Decrease in due from affiliates	615	—
Increase in interest payable	949	353
Increase in due to affiliates	3,298	4,675
Increase in accrued expenses and other liabilities	194	750
Net cash provided by operating activities	$16,470	$4,714

Cash flows from investing activities:
Loan origination and funding activities	(526,509)	(195,724)
Principal repayments received on loans	40,434	7,500
Purchases of real estate securities	(49,754)	(74,789)
Proceeds from sale or paydown of real estate securities	3,793	861
Net cash used in investing activities	$(532,036)	$(262,152)

Cash flows from financing activities:
Borrowings on repurchase agreements	$384,921	$124,300
Repayment on repurchase agreements	(558,774)	—
Net borrowings on repurchase agreements - less than 90 days maturity	23,202	23,796
Proceeds from collateralized loan obligations	644,521	—
Financing fees paid	(6,480)	(1,182)
Proceeds from issuance of common stock, net offering costs paid	124,250	131,235
Contributions from non-controlling interests	11,671	—
Distributions to non-controlling interests	(1,200)	—
Stockholder servicing fees - paid	(382)	—
Offering costs paid	(328)	—
Distributions paid	(14,849)	(1,916)
Share repurchases paid	(13,785)	—
Subscriptions received in advance	1,550	12,314
Net cash provided by financing activities	$594,317	$288,547

Net increase in cash and restricted cash	$78,751	$31,109
Cash and restricted cash, beginning of the period	19,904	26
Cash and restricted cash, end of the period	$98,655	$31,135

Reconciliation of cash and restricted cash:
Cash	$89,125	$18,821
Restricted cash	9,530	12,314
Cash and restricted cash, end of the period	$98,655	$31,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,836	$2,921

Non-cash investing and financing activities:
Due from servicer for principal payments on commercial real estate loans	$7,545	$—
Change in accrued stockholder servicing fees due to affiliates	1,450	1,751
Change in accrued offering costs due to affiliates	122	2,220
Change in distributions payable	987	855
Change in share repurchase payable	13,800	—
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2026

Note 1 - Organization
Franklin BSP Real Estate Debt, Inc. (the “Company”) was formed on May 22, 2024 as a Maryland corporation and the Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2025. The Company was organized to originate high-quality commercial real estate loans.
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

In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members, as well as whether the entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. See additional information on the Company’s VIE for the collateralized loan obligations issuers (“CLO Issuers”) in Note 6 — “Collateralized Loan Obligations” and the Company’s joint venture VIE in Note 12 — “Joint Venture.”

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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account that have original or remaining maturity dates of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company did not hold cash equivalents as of September 30, 2026. The Company may have cash balances in excess of federally insured amounts. The Company mitigates its risk of loss by maintaining cash deposits with high-quality institutions and by actively monitoring the credit risk of our counterparties.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

Restricted Cash

Restricted cash consists of cash received for subscriptions prior to the date on which the subscriptions are effective and cash held in an account to acquire additional collateral interests within the Company’s collateralized loan obligations. The Company’s restricted cash pertaining to subscriptions received in advance is held primarily in a bank account controlled by the Company’s transfer agent. The Company’s restricted cash pertaining to the collateralized loan obligations is held by the CLO note administrator/custodian pending reinvestment in eligible collateral. See Note 6 — “Collateralized Loan Obligations” for additional details.
Fair Value Option
The Company has elected the fair value option for certain eligible financial assets and liabilities including CRE loans, real estate securities and liabilities associated with borrowing facilities and our collateralized loan obligations. These financial assets and liabilities for which the Company has elected the fair value option are recorded in Loans receivable, at fair value, Real estate securities, at fair value, Repurchase agreements, at fair value and Collateralized loan obligations, at fair value on the Consolidated Balance Sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of Net Asset Value (“NAV”) per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares, par value $0.001 per share.
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
As of September 30, 2026 and December 31, 2025, the Company has elected the fair value option for each of its outstanding loans.
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
For the period ended September 30, 2026

by the Company’s Board of Directors (the “Board”) and the Adviser. After the first anniversary of April 1, 2025, the Company will reimburse the Adviser for any organization and offering costs paid on the Company’s behalf as they are incurred.
As of September 30, 2026, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $3.5 million recorded in Due to affiliates on the Consolidated Balance Sheets.
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
As of September 30, 2026, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $3.0 million recorded in Due to affiliates in the Consolidated Balance Sheets. For the nine months ended September 30, 2026, $3.4 million of operating expenses were deferred under the Amended Advisory Agreement.
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
Stockholder Servicing Fees
The Company accrues the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during our continuous offering and records the amount as an offset (reduction) to additional paid-in capital in the Consolidated Balance Sheets. As of September 30, 2026 $4.4 million of stockholder servicing fees have been recorded as an offset to additional paid-in capital in the Consolidated Balance Sheets.
Income Taxes
The Company qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2025. In general, as a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, the Company will not be subject to U.S. federal income tax to the extent of the income that it distributes. The Company believes it currently qualifies, and it intends to continue to qualify as a REIT under the Code. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

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
For the period ended September 30, 2026

provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, single asset CMBS, loan investments and interest receivable. The Company may place cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its investment portfolio by evaluating exposure to various markets, underlying property types, term, tenant mix and other credit metrics. While our investment objectives include avoiding excess borrower concentration, we expect to experience some level of borrower concentration prior to the time that we have raised substantial offering proceeds and acquired a broad loan portfolio. As of September 30, 2026, there are no borrowers whose aggregate loan balance exceeds our established threshold of 10% of our total assets balance. As of September 30, 2026, no stockholder holds more than 10% of our total outstanding common shares.
Collateralized Loan Obligations
The Company financed certain pools of loans and loan participations in its existing loan portfolio through a managed collateralized financing entity, BSPDF 2026-FL5, or the CLO Issuer. The Company consolidates the CLO Issuer because it determined that BSPDF 2026-FL5 is a VIE and that the Company is the primary beneficiary of such VIE. The collateral assets securing the collateralized loan obligations include a pool of loans and loan participations, which are included on the consolidated balance sheets as Commercial real estate loan investments, at fair value. The notes issued by the consolidated CLO Issuer are included on the Company’s consolidated balance sheets as Collateralized loan obligations, at fair value. Collateralized loan obligations consist solely of obligations held by third party rated note holders and exclude the retained tranches held by the Company, which are eliminated in consolidation of the CLO Issuer. The interest income from the CLO Issuer’s collateral assets and interest expense on the notes issued by the CLO Issuer are presented on a gross basis within interest income and interest expense, respectively, in the consolidated statements of operations. Because we elected the fair value option for our collateralized loan obligations, we record any changes in their fair values as Unrealized gain (loss) on collateralized loan obligations, net in our consolidated statements of operations.
Segment Reporting
In accordance with FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures the Company operates through a single operating and reporting segment with an investment objective to provide high current income while maintaining downside protection on its investments. The chief operating decision maker (“CODM”) is the Company’s President/Chief Financial Officer/Chief Operating Officer, and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income under GAAP. The CODM uses net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected in total assets on the accompanying Consolidated Balance Sheets and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
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
For the period ended September 30, 2026

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

Management and Performance Fees
As compensation for the services provided pursuant to the Advisory Agreement, the Adviser will be paid a management fee equal to 1.25% per annum of the NAV allocable to each class of common shares, except for Class F, F-S, F-D, G, G-S, G-D and E common shares (the “Management Fee”). The Management Fee for Class F, F-S and F-D common shares is equal to 0.60% per annum of the NAV allocable to each such class of common shares. The Management Fee for Class G, G-S and G-D common shares is equal to 0.55% per annum of the NAV allocable to each such class of common shares. There is no management fee with respect to Class E shares. The Management Fee is payable monthly in arrears. In calculating the Management Fee, the Company will use the NAV before giving effect to accruals for the Management Fee, Stockholder Servicing Fee, the Performance Fee or any distributions.
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
For the period ended September 30, 2026

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
The Dealer Manager anticipates that substantially all of the stockholder servicing fees will be retained by, or re-allowed (paid) to, participating broker-dealers. For the three and nine months ended September 30, 2026 and 2025, the Dealer Manager did not retain any stockholder servicing fees.
The Company accrues the estimated amount of the future stockholder servicing fees payable to the Dealer Manager. Accrued stockholder servicing fees were $3.9 million at September 30, 2026. There were $2.4 million accrued stockholder servicing fees at December 31, 2025.
The table below shows the costs incurred due to arrangements with the Adviser and its affiliates during the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Administrative Expenses	$714	$464	$1,978	$1,984
Performance Fees	728	323	1,956	327
Management Fees	382	159	988	242
Stockholder Servicing Fees (1)	503	1,109	1,832	1,785
Organizational Costs	—	—	—	1,053
Offering Costs (2)	49	77	446	2,220
	$2,376	$2,132	$7,200	$7,611
(1) The Company accrues the full amount of stockholder servicing fees payable over an estimated investor holding period as an offering cost at the time each applicable share is sold during the Company’s continuous offering and records the amount as an offset (reduction) to additional paid-in capital in the Consolidated Balance Sheets. In connection with repurchased shares, the Company reversed $298,206 from accrued stockholder servicing fees for the nine months ended September 30, 2026.
(2) Offering costs consist of costs incurred in connection with the Company’s continuous offering. Offering costs are recorded as a reduction to paid-in capital.

Due from Affiliates
The following table details the components of Due from affiliates:

(in thousands)	September 30, 2026	December 31, 2025
Other	$—	$615
Total due from affiliates	$—	$615

Due to Affiliates

The following table details the components of Due to affiliates:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

(in thousands)	September 30, 2026	December 31, 2025
Accrued organization costs	$1,000	$1,053
Accrued offering costs	2,484	2,364
Accrued management fees	382	220
Accrued performance fees	728	325
Accrued administration fees	2,916	1,626
Accrued stockholder services fees	3,868	2,418
Due to advisor	3,004	1,506
Total due to affiliates	$14,382	$9,512
Loan Acquisition Transactions
For the nine months ended September 30, 2026, the Company purchased interests in twelve commercial real estate loans from an entity managed by and affiliated with the Adviser. The below table details the commercial real estate loan interests and associated debt acquired during the nine months ended September 30, 2026:

(in thousands)	Principal Balance Acquired	Debt Acquired	Net Cash Paid (1)
Related Party Acquisitions	$136,525	$(93,196)	$43,846
(1) Net cash paid includes accrued interest income of $0.5 million.

Bonus Share Program
On March 17, 2026, the Board approved a bonus share program in connection with its ongoing private offering of shares of common stock. In connection with each subscription for shares of common stock of the Company in the closings on May 1, 2026, June 1, 2026 and July 1, 2026 (such period, the “Eligibility Period”), an affiliate of the Adviser has agreed to purchase additional shares of the applicable class of common stock, with a value equal to 2% of each purchaser’s subscription amount for such class of common stock in such closing (the “Bonus Shares”), and such Bonus Shares were issued to the applicable purchasers on August 3, 2026, which consisted of 47,820 shares with a value of $1.2 million. On June 24, 2026, the Board approved an extension of the Eligibility Period to include closings to occur on or about August 3, 2026, September 1, 2026, October 1, 2026 and November 2, 2026 with such Bonus Shares expected to be delivered to purchasers on December 1, 2026.
Note 4 - Investments in Loans Receivable
At September 30, 2026, the Company’s held for investment loan portfolio is as follows:

($ in thousands)
Loan Type	Loan Amount (1)	Principal Balance Outstanding	Fair Value	Weighted Average Interest Rate (2)	Weighted Average Life (3)
Senior	$908,330	$842,156	$842,156	7.09%	3.81
Mezzanine	20,983	8,650	8,650	14.68%	3.32
Total	$929,313	$850,806	$850,806	7.16%	3.81
(1)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)Represents the weighted average interest rate for each loan at September 30, 2026. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread. At September 30, 2026, the one-month SOFR was 3.91%.
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
For the period ended September 30, 2026

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

The below tables detail the property type and geographic location of the properties securing our commercial real estate loans as of September 30, 2026 and December 31, 2025:

($ in thousands)
	September 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$669,877	78.73%	$272,297	73.14%
Industrial	125,594	14.76%	67,816	18.22%
Hospitality	29,855	3.51%	22,500	6.04%
Mixed Use	17,017	2.00%	9,663	2.60%
Retail	8,463	1.00%	—	—%
	$850,806	100%	$372,276	100%

($ in thousands)
	September 30, 2026		December 31, 2025
Region	Fair Value	Percentage	Fair Value	Percentage
Southeast	$298,445	35.08%	$120,168	32.28%
Southwest	188,760	22.19%	74,389	19.98%
Far West	117,803	13.85%	66,349	17.82%
Mideast	85,606	10.06%	26,020	6.99%
Various(1)	75,765	8.91%	39,715	10.67%
Rocky Mountain	52,093	6.12%	29,525	7.93%
Great Lakes	23,610	2.77%	16,110	4.33%
New England	8,724	1.02%	—	—%
	$850,806	100%	$372,276	100%
(1) Various includes industrial and multifamily portfolios with multiple locations throughout the United States.

Note 5 - Investments in Real Estate Securities
The following is a summary of the Company’s investments in real estate securities, at fair value at September 30, 2026 and December 31, 2025:

	CMBS Bonds
($ in thousands)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate (1)	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
September 30, 2026	20	1 month SOFR	7.23%	3.09	$149,331	$149,101
December 31, 2025	17	1 month SOFR	6.83%	4.25	$103,370	$103,668

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

(1) Represents the weighted average interest rate for each real estate security at September 30, 2026 and December 31, 2025, as applicable. Real estate securities earn interest at the one-month term SOFR plus a spread, other than one real estate security with a fixed-rate of 7.76%. At September 30, 2026, the one-month SOFR was 3.91%. At December 31, 2025, the one-month SOFR was 3.69%.
The Company reports CMBS bonds at fair value on the Consolidated Balance Sheets with changes in fair value recorded in Unrealized gain (loss) on real estate securities, at fair value in the Consolidated Statements of Operations.
The following table shows the amortized cost, unrealized gain (loss) and fair value of the Company’s CMBS bonds at September 30, 2026 and December 31, 2025:

(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2026	$149,231	$359	$(490)	$149,101
December 31, 2025	$103,269	$400	$—	$103,668

Note 6 - Collateralized Loan Obligations

The table below summarizes the Company’s collateralized loan obligations as of September 30, 2026:

	Facility				Collateral
($ in thousands)	Term	Weighted Average Interest Rate (1)	Amount Outstanding	Fair Value	Count	Principal Balance Outstanding	Fair Value Outstanding
BSPDF 2026-FL5	2/1/2044	5.48%	$644,521	$644,521	77	$717,453	$717,453
Total			$644,521	$644,521	77	$717,453	$717,453
(1) Represents the weighted average interest rate in effect as of September 30, 2026.

There were no collateralized loan obligations as of December 31, 2025.
In August 2026, the Company financed a pool of loans and loan participations in its existing loan portfolio through BSPDF 2026-FL5, contributing $725.2 million of commercial real estate loan investments to BSPDF 2026-FL5 and issuing $644.5 million of offered notes. The Company retained $80.7 million of the non-offered notes issued by BSPDF 2026-FL5. The rated notes bear interest at Term SOFR plus a spread. The collateralized loan obligations execution provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The third-party notes were issued at par, with the Company receiving approximately $57.7 million in net proceeds, after repayment of certain amounts outstanding under repurchase facilities and the payment of transaction expenses.
BSPDF 2026-FL5 is a VIE primarily because the unrelated investors do not have substantive voting or participating rights. To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, the Company considered, among other factors, its role in establishing the VIE and its ongoing rights and responsibilities. The Company determined that it is the primary beneficiary as (1) the Company, through its affiliation with the Collateral Manager, Benefit Street Partners, L.L.C., has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) through the Company’s retained interests, it has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. The majority of the operations of the VIE are funded with cash flows generated from the loans within the VIE. Assets held by the VIE can be used only to settle obligations of the VIE. The liabilities of the VIE are non-recourse to the Company and can only be satisfied from the assets of the VIE. The Company is not obligated to provide, has not provided, and does not intend to provide material financial support to the consolidated VIE.
The consolidation of the CLO Issuer results in an increase in the Company’s gross assets, liabilities, revenues and expenses. The net impact to the Company’s equity relates to its retained economic interests in the VIE, which are eliminated upon consolidation. During the three and nine months ended September 30, 2026, the Company recorded $4.1 million, of interest expense related to the CLO Issuer.

The following table details the assets and liabilities of BSPDF 2026-FL5:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

($ in thousands)	September 30, 2026
Assets:
Restricted cash	$391
Commercial real estate loan investments, at fair value	717,453
Other Receivable - Due From Servicer	7,545
Interest receivable	2,146
Other Assets	171
Total assets	$727,706

Liabilities:
Collateralized loan obligations, at fair value	$644,521
Interest payable	1,256
Other liabilities	1
Total liabilities	$645,778

Restricted cash primarily represents proceeds the Company is required to invest in eligible collateral.
Note 7 - Repurchase Agreements
The following table presents the value of Repurchase agreements, at fair value at September 30, 2026:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	5.76%	$250,000	$242,000	$8,000	$8,000	$10,000	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	7.16%	250,000	246,466	3,534	3,534	5,437	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.31%	250,000	244,097	5,903	5,903	7,379	7/30/2027	7/30/2030
FBRED REIT AWH Seller, LLC	6.66%	100,000	82,123	17,877	17,877	24,665	12/16/2026	12/16/2027
FBRED REIT MSWH Seller, LLC	—%	125,000	125,000	—	—	—	5/27/2029	5/27/2031
FBRED REIT GSWH Seller, LLC	—%	125,000	125,000	—	—	—	9/15/2028	9/15/2029
FBRED REIT High Yield Securities, LLC - JPM (3)	4.90%	N/A	N/A	88,648	88,648	111,946	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	4.95%	N/A	N/A	17,419	17,419	21,384	30 days	30 days
FBRED REIT High Yield Securities, LLC - Barclays (3)	—%	N/A	N/A	—	—	—	30 days	30 days
Total	5.25%			$141,381	$141,381	$180,811

(1)Represents the weighted average interest rate at September 30, 2026.
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
For the period ended September 30, 2026

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
Borrowings under the Company’s repurchase agreements bear interest at one-month term SOFR plus a spread. At September 30, 2026, the one-month SOFR was 3.91%. Our repurchase agreements are subject to certain non-financial and financial covenants, including liquidity, tangible net worth and leverage covenants. We were in compliance with these covenants as of September 30, 2026.
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
For the period ended September 30, 2026

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
On September 15, 2026, the Company, through its indirect wholly-owned subsidiary FBRED REIT GSWH Seller, LLC, entered into a Master Repurchase Agreement (the “Goldman Sachs Bank USA MRA”) with Goldman Sachs Bank USA. The Goldman Sachs Bank USA MRA has a facility capacity of $125 million. The Goldman Sachs Bank USA MRA has an initial maturity date of September 15, 2028 and includes a one-year extension option, subject to compliance with certain conditions.
The following table represents the future principal payments under the Company’s outstanding repurchase agreements, assuming maximum maturity dates under available extension options, at September 30, 2026:

(in thousands)
Year	Amount
2026	$106,067
2027	17,877
2028	—
2029	—
2030	17,437
Thereafter	—
Total	$141,381

Note 8 - Fair Value Measurements
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
For the period ended September 30, 2026

securitization pricing becomes available. The Company obtains third party pricing for determining the fair value of real estate securities, resulting in a Level 2 classification.
The following table presents the Company’s financial assets and liabilities carried at fair value on a recurring basis in the Consolidated Balance Sheets at September 30, 2026 by their level in the fair value hierarchy:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Loans receivable, at fair value	$—	$—	$850,806	$850,806
Real estate securities, at fair value	—	149,101	—	149,101
Total	$—	$149,101	$850,806	$999,907

Financial Liabilities:
Repurchase agreements, at fair value	$—	$—	$141,381	$141,381
Collateralized loan obligations	—	644,521	—	644,521
Total	$—	$644,521	$141,381	$785,902

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

Valuation of Loans Receivable, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s loans receivable during the three and nine months ended September 30, 2026:

(in thousands)	Three Months Ended	Nine Months Ended
Beginning balance	$754,457	$372,276
Loan originations and fundings	135,326	526,509
Principal paydowns	(38,977)	(47,979)
Unrealized gain (loss) on loans receivable	—	—
Total	$850,806	$850,806

The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at September 30, 2026:

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

($ in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Loans receivable, at fair value - Senior	$811,679	Discounted Cash Flow	Discount Rate (interest spread)	3.19%	2.00% - 7.13%
Loans receivable, at fair value - Senior	30,477	Recent Transaction (1)	N/A	N/A	N/A
Loans receivable, at fair value - Mezzanine	8,650	Discounted Cash Flow	Discount Rate (interest spread)	10.98%	4.77% - 16.93%
Loans receivable, at fair value - Mezzanine	—	Recent Transaction (1)	N/A	N/A	N/A
	$850,806
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
Valuation of Repurchase Agreements, at Fair Value
The following table shows a reconciliation of the beginning and ending fair value measurements of the Company’s repurchase agreements during the three and nine months ended September 30, 2026:

(in thousands)	Three Months Ended	Nine Months Ended
Beginning balance	$645,910	$292,032
Borrowings under repurchase agreements	366,571	1,172,314
Repayment under repurchase agreements	(871,100)	(1,322,965)
Total	$141,381	$141,381
The following table summarizes the significant unobservable inputs used in the fair value measurement of the Company’s repurchase agreements at September 30, 2026:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Rate	Range
Repurchase agreements, at fair value	$135,478	Discounted Cash Flow	Discount Rate (interest spread)	1.38%	0.60% - 3.35%
Repurchase agreements, at fair value	5,903	Recent Transaction (1)	N/A	N/A	N/A
	$141,381
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
For the period ended September 30, 2026

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

Note 9 - Prepaid Expenses and Other Assets and Accrued Expenses and Other Liabilities
The following table summarizes the components of Prepaid expenses and other assets:

(in thousands)	September 30, 2026	December 31, 2025
Exit fee receivables	$498	$233
Prepaid expenses	59	97
Other receivables	7,545	—
Total prepaid expenses and other assets	$8,102	$330

The following table summarizes the component of Accrued expenses and other liabilities:

(in thousands)	September 30, 2026	December 31, 2025
Accrued expenses	$1,256	$1,074
Directors compensation payable	66	54
Accrued expenses and other liabilities	$1,322	$1,128

Note 10 - Stockholders’ Equity
Authorized Capital
As of May 22, 2024, the Company was authorized to issue 100,000 shares of common stock, par value $0.001 per share. On March 27, 2025, the Company amended its Articles of Incorporation, pursuant to which the Company is authorized to issue 3.2 billion shares, consisting of 3.1 billion shares of common stock, par value of $0.001 per share, of which 500 million shares are classified as Class I common stock, and 100.0 million shares of preferred stock, par value of $0.001 per share.

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

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the nine months ended September 30, 2026:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Total
Shares outstanding at December 31, 2025	—	3,918,589	1,768,731	1,484,584	7,773	—	7,179,677
Common shares issued	—	642,264	159,538	250,799	602	5,500	1,058,703
DRIP shares issued	—	40,187	31,009	15,751	65	42	87,054
Repurchase of common shares	—	(1,972)	—	—	—	—	(1,972)
Shares outstanding at March 31, 2026	—	4,599,068	1,959,278	1,751,134	8,440	5,542	8,323,462
Common shares issued	—	1,000,691	569,724	703,808	1,003	—	2,275,226
DRIP shares issued	—	52,165	38,083	20,184	89	128	110,649
Repurchase of common shares	—	(3,582)	(531,884)	—	—	—	(535,466)
Shares outstanding at June 30, 2026	—	5,648,342	2,035,201	2,475,126	9,532	5,670	10,173,871
Common shares issued	—	635,105	265,519	440,550	—	11,369	1,352,543
DRIP shares issued	—	65,724	24,848	26,317	109	96	117,094
Common share exchange	—	1,541	—	—	—	(1,546)	(5)
Repurchase of common shares	—	(63,050)	(498,765)	(19,346)	—	—	(581,161)
Shares outstanding at September 30, 2026	—	6,287,662	1,826,803	2,922,647	9,641	15,589	11,062,342
Proceeds from issuance of common shares (in thousands)	$—	$60,794	$26,950	$36,072	$47	$387	$124,250
The table below summarizes changes in the Company’s outstanding common shares and proceeds from the issuance of common shares for the nine months ended September 30, 2025:

	Common Shares	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Total
Shares outstanding at December 31, 2024	40	—	—	—	—	—	40
Common shares issued	—	—	—	—	—	—	—
Shares outstanding at March 31, 2025	40	—	—	—	—	—	40
Common shares issued	—	1,770,675	1,230,562	168,500	—	—	3,169,737
Shares outstanding at June 30, 2025	40	1,770,675	1,230,562	168,500	—	—	3,169,777
Common shares issued	—	937,730	282,484	783,281	7,700	—	2,011,195
DRIP shares issued	—	23,085	23,956	3,456	17	—	50,514
Shares outstanding at September 30, 2025	40	2,731,490	1,537,002	955,237	7,717	—	5,231,486
Proceeds from issuance of common shares (in thousands)	$—	$68,654	$38,475	$23,946	$193	$—	$131,268
Share Repurchase Plan

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

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
For the three and nine months ended September 30, 2026, the Company processed 12 and 18 repurchase requests and recorded $14.3 million and $27.6 million to Share repurchase payable in the Consolidated Balance Sheets, respectively. For the three and nine months ended September 30, 2025, the Company did not receive any repurchase requests under the share repurchase plan.
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
Distributions
The following table details the aggregate distributions declared for the Company’s common shares for both the three and nine months ended September 30, 2026, respectively:

Three months ended September 30, 2026	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
Aggregate gross distribution declared per common share	$0.5700	$0.5700	$0.5700	$0.5700	$0.5700
Stockholder servicing fee per common share	—	(0.0138)	(0.0483)	—	—
Net distributions declared per common share	$0.5700	$0.5562	$0.5217	$0.5700	$0.5700

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

Nine months ended September 30, 2026	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
Aggregate gross distribution declared per common share	$1.6867	$1.6868	$1.6867	$1.6867	$1.5200
Stockholder servicing fee per common share	—	(0.0420)	(0.1439)	—	—
Net distributions declared per common share	$1.6867	$1.6448	$1.5428	$1.6867	$1.5200
The following table details the aggregate distributions declared for the Company’s common shares for both the three and nine months ended September 30, 2025, respectively:

Three months ended September 30, 2025	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
Aggregate gross distribution declared per common share	$0.5001	$0.5001	$0.5001	$0.3334	$—
Stockholder servicing fee per common share	—	(0.0145)	(0.0316)	—	—
Net distributions declared per common share	$0.5001	$0.4856	$0.4685	$0.3334	$—

Nine months ended September 30, 2025	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
Aggregate gross distribution declared per common share	$0.6668	$0.6668	$0.6668	$0.3334	$—
Stockholder servicing fee per common share	—	(0.0205)	(0.0494)	—	—
Net distributions declared per common share	$0.6668	$0.6463	$0.6174	$0.3334	$—

Note 11 - Earnings Per Common Share
Earnings per common share during the three and nine months ended September 30, 2026 and 2025, respectively, is computed as presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Basic and Diluted
Net income (loss) available to common stockholders	(1,055)	1,100	5,041	(790)
Weighted average common shares outstanding	11,115,763	4,574,684	9,591,068	3,499,588
Basic and diluted earnings per common share	$(0.09)	$0.24	$0.53	$(0.23)

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

Note 12 - Joint Venture
In November 2025, the Company and an affiliate of the Company entered into a joint venture agreement, forming FBRED Lux HYJV, LLC (the “JV”). The JV is the sole owner of FBRED REIT High Yield Securities, LLC (the “HY SPE”). The Company has a 40% interest in the JV and is the Manager, as defined by the joint venture agreement, while the affiliate fund has a 60% interest. The affiliated fund contributed a net $14.6 million for its 60% interest in the JV. There was no gain or loss on the transaction.
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
The assets and liabilities related to the consolidated joint venture are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Assets
Investments in real estate securities, at fair value	$149,101	$103,668
Cash	1,863	3,731
Interest receivable	501	334
Total assets	$151,465	$107,733

Liabilities
Repurchase agreements, at fair value	$106,066	$82,864
Due to affiliates	69	—
Interest payable	225	122
Accrued expenses and other liabilities	62	—
Total liabilities	$106,422	$82,986

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

Note 13 - Commitments and Contingencies
Commitments
As of September 30, 2026, the Company had unfunded commitments on delayed draw term loans of $78.5 million. As of September 30, 2026, the Company’s unfunded commitments consisted of the following:

(in thousands)
Investment Type	Total Commitment	Remaining Commitment
Senior Mortgage	$361,839	$66,174
Mezzanine	18,212	12,333
	$380,051	$78,507

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
Note 14 - Dependency
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
Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to September 30, 2026.
Common Shares
Subsequent to September 30, 2026, and in connection with the Company’s continuous private offering, the Company issued shares of its Class G common stock, Class G-D common stock, Class G-S common stock, Class E common stock and Class I common stock.
These offers and sales of the Class G common stock, Class G-D common stock, Class G-S common stock, Class E common stock and Class I common stock were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) and Regulation D thereunder.

FRANKLIN BSP REAL ESTATE DEBT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the period ended September 30, 2026

The following table details the shares issued between October 1, 2026 and November 12, 2026:

(in thousands, except share amounts)	Common Shares, excluding DRIP		DRIP
Title of Securities	Number of Shares Sold	Aggregate Consideration	Number of Shares Sold	Aggregate Consideration
Class G Common Stock	483,676	$11,969	23,593	$585
Class G-D Common Stock	—	—	9,318	229
Class G-S Common Stock	152,320	3,784	10,098	248
Class E Common Stock	4,014	100	37	1
Class I Common Stock	20,854	514	70	2
Total	660,864	$16,367	43,116	$1,065
Distributions Declared
The following table summarizes actual and expected subsequent payments related to distributions on common stock declared by the Board as of the record dates noted. Net distributions paid (after any servicing fees) from October 1, 2026 through November 12, 2026 were $2.2 million, and were paid in cash or reinvested in the applicable class of common stock for stockholders participating in the Company’s distribution reinvestment plan.

Record Date	Declaration Date	Payment Date	Distributions Per Share	Share Class
September 29, 2026	August 11, 2026	October 15, 2026	$0.1900	G, G-D, G-S, E, I
October 30, 2026	August 11, 2026	November 16, 2026	$0.1900	G, G-D, G-S, E, I
November 30, 2026	November 9, 2026	December 15, 2026	$0.1900	G, G-D, G-S, E, I
December 30, 2026	November 9, 2026	January 15, 2027	$0.1900	G, G-D, G-S, E, I
January 29, 2027	November 9, 2026	February 16, 2027	$0.1900	G, G-D, G-S, E, I
February 26, 2027	November 9, 2026	March 15, 2027	$0.1900	G, G-D, G-S, E, I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
References herein to “Franklin BSP Real Estate Debt Inc.,” “Company,” “we,” “us,” or “our” refer to Franklin BSP Real Estate Debt, Inc. and its subsidiaries unless the context specifically requires otherwise.

Forward-Looking Statements
Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking statements,” which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Due to various risks and uncertainties, including those set forth under Item 1A “Risk Factors”, actual events or results or the actual performance of the Company may differ materially from those reflected or contemplated in such forward-looking statements. As a result, prospective investors should not rely on such forward-looking statements in making their investment decisions. In addition, certain statements reflect estimates, predictions or opinions of the Company, Benefit Street Partners, L.L.C. or their affiliates, which cannot be independently verified and may change. There is no guarantee that these estimates, predictions or opinions will be ultimately realized.
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

Overview
We are a Maryland corporation that was formed on May 22, 2024. The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2025. We are externally managed by Benefit Street Partners, L.L.C. (“Adviser”) pursuant to the advisory agreement with the Adviser (the “Advisory Agreement”). Our Adviser manages our affairs on a day-to-day basis. The Adviser receives fees for services related to the investment and management of our assets and operations.
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
Q3 2026 Highlights
Capital Activity and Distributions
•During the three months ended September 30, 2026, we raised approximately $33.5 million of net proceeds from the sale of our shares of common stock through our continuous offering. In addition, during the three months ended September 30, 2026, we issued 117,094 shares pursuant to our distribution reinvestment plan (the “DRIP”) for an aggregate net value of approximately $2.9 million.
•During the three months ended September 30, 2026, we declared aggregate net distributions totaling approximately $6.2 million.
•During the three months ended September 30, 2026, we repurchased 581,161 shares with an aggregate value of $14.3 million under the share repurchase plan.
Investments
•As of September 30, 2026, our commercial real estate loan portfolio included 92 loans with a total commitment amount of $929.3 million, and total outstanding principal amount of $850.8 million. During the quarter, the Company executed on 16 loans for a total commitment of $125.4 million.
•As of September 30, 2026, our floating rate CMBS bond portfolio included 20 securities with a total principal balance of $149.3 million and a total fair value of $149.1 million.
Financing Activity
•During the three months ended September 30, 2026, we entered into one new repurchase agreement facility and executed the fund’s first Collateralized Loan Obligation (“CLO”) transaction, BSPDF 2026-FL5.

◦On August 18, 2026 a consolidated subsidiary of the Company, BSPDF 2026-FL5 Issuer, LLC, closed an approximately $725.2 million commercial real estate mortgage securitization transaction, and sold approximately $644.5 million of the securitization’s offered notes in a private placement. The Company retained approximately $80.7 million of notes.

◦The new facility with Goldman Sachs Bank USA has a facility capacity of $125 million. The Goldman Sachs Bank USA MRA has an initial maturity date of September 15, 2028 and includes a one-year extension option, subject to compliance with certain conditions.
•During the three months ended September 30, 2026, we incurred net borrowings of $140 million under our repurchase agreements and collateralized loan obligations.

Financial Condition
Investment Activities
Investments in Loans Receivable
We commenced investing in commercial real estate loans in April 2025. As of September 30, 2026, we have originated 92 loans totaling $929.3 million in total commitments. We elected the fair value option for our commercial real estate loan investments and accordingly, we recognize any origination costs or fees associated with the loans in the period of origination. During the quarter ended September 30, 2026, we earned $14.3 million of interest income on the loans we originated.
The following table details overall statistics of our investment loan portfolio as of September 30, 2026:

($ in thousands)
Loan Type	Number of Investments	Principal Balance Outstanding	Fair Value	Unfunded Commitments	Weighted Average Interest Rate (1)	Weighted Average Life (2)
Senior	85	$842,156	$842,156	$66,174	7.09%	3.81
Mezzanine	7	8,650	8,650	12,333	14.68%	3.32
	92	$850,806	$850,806	$78,507	7.16%	3.81
(1) Represents the weighted average interest rate for each loan at September 30, 2026. Loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread. At September 30, 2026, the one-month SOFR was 3.91%.
(2) Assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
The following table details the diversification and composition of our investment loan portfolio based on fair value as of September 30, 2026:

($ in thousands)
	September 30, 2026
Property Type	Fair Value	Percentage
Multifamily	$669,877	78.73%
Industrial	125,594	14.76%
Hospitality	29,855	3.51%
Mixed Use	17,017	2.00%
Retail	8,463	1.00%
	$850,806	100%

($ in thousands)
	September 30, 2026
Region	Fair Value	Percentage
Southeast	$298,445	35.08%
Southwest	188,760	22.19%
Far West	117,803	13.85%
Mideast	85,606	10.06%
Various(1)	75,765	8.91%
Rocky Mountain	52,093	6.12%
Great Lakes	23,610	2.77%
New England	8,724	1.02%
	$850,806	100%
(1) Various includes industrial and multifamily portfolios with multiple locations throughout the United States.

As of September 30, 2026, our commercial real estate loan portfolio consists of 92 loans. The following table details the statistics of our investment loan portfolio as of September 30, 2026:

(in thousands, except interest rates)
Description	Location	Origination Date	Interest Rate (1)	Loan Commitment (2)	Principal Balance Outstanding	Fair Value	Payment Terms	Maximum Maturity Date (3)
Multifamily	Texas	3/26/2025	12.00%	$23,806	$10,253	$10,253	I/O	10/9/2029
Industrial	Various	4/7/2025	7.77%	13,680	13,680	13,680	I/O	4/9/2030
Multifamily	Texas	4/11/2025	6.91%	7,216	7,216	7,216	I/O	4/9/2030
Hospitality	South Carolina	4/16/2025	8.16%	7,500	7,500	7,500	I/O	5/9/2028
Multifamily	California	5/8/2025	10.41%	19,181	17,825	17,825	I/O	5/9/2029
Hospitality	Florida	5/14/2025	8.41%	7,500	7,500	7,500	I/O	5/9/2030
Multifamily	California	5/22/2025	6.56%	11,279	11,279	11,279	I/O	6/9/2030
Multifamily	California	5/30/2025	7.91%	7,500	7,500	7,500	I/O	6/9/2029
Multifamily	North Carolina	5/30/2025	7.16%	7,500	6,645	6,645	I/O	6/9/2030
Multifamily	North Carolina	6/13/2025	6.86%	10,000	10,000	10,000	I/O	6/9/2028
Multifamily	Texas	6/30/2025	6.91%	10,000	10,000	10,000	I/O	7/9/2030
Multifamily	Florida	7/3/2025	6.41%	7,500	7,500	7,500	I/O	7/9/2028
Multifamily	Various	8/15/2025	9.05%	10,000	5,482	5,482	I/O	3/9/2028
Multifamily	Tennessee	8/18/2025	10.16%	27,763	6,303	6,303	I/O	9/9/2030
Multifamily	North Carolina	8/19/2025	7.16%	10,000	9,973	9,973	I/O	9/9/2029
Multifamily	Texas	8/21/2025	6.66%	7,500	7,028	7,028	I/O	9/9/2030
Industrial	Various	9/10/2025	6.91%	7,500	6,575	6,575	I/O	9/9/2030
Multifamily	Nevada	9/29/2025	6.56%	28,522	28,522	28,522	I/O	10/9/2030
Multifamily	New Jersey	9/30/2025	8.96%	31,315	31,276	31,276	I/O	10/9/2029
Industrial	West Virginia	10/15/2025	7.21%	24,855	21,444	21,444	I/O	10/9/2030
Multifamily	Ohio	10/22/2025	6.43%	17,500	17,500	17,500	I/O	11/9/2028
Multifamily	Ohio	10/22/2025	6.41%	6,110	6,110	6,110	I/O	11/9/2028
Multifamily	Various	10/28/2025	6.21%	17,500	17,500	17,500	I/O	11/9/2030
Multifamily	Georgia	10/29/2025	6.41%	17,500	17,500	17,500	I/O	11/9/2030
Industrial	Georgia	10/29/2025	7.91%	10,000	8,583	8,583	I/O	11/9/2030
Multifamily	Texas	10/31/2025	6.46%	7,388	7,388	7,388	I/O	11/9/2030
Multifamily	Texas	11/12/2025	6.64%	15,000	15,000	15,000	I/O	11/9/2030
Multifamily	Utah	11/14/2025	6.51%	12,025	12,025	12,025	I/O	11/9/2029
Multifamily	Texas	11/14/2025	6.38%	15,000	15,000	15,000	I/O	12/9/2030
Multifamily	New York	11/14/2025	6.63%	16,193	16,193	16,193	I/O	11/9/2030
Multifamily	Florida	11/20/2025	6.41%	7,500	7,500	7,500	I/O	12/9/2030
Multifamily	Texas	11/21/2025	7.66%	7,500	7,500	7,500	I/O	12/9/2028
Multifamily	Colorado	11/25/2025	6.21%	10,000	10,000	10,000	I/O	12/9/2030

Multifamily	New York	12/1/2025	5.91%	10,000	9,946	9,946	I/O	12/9/2030
Multifamily	Texas	12/12/2025	9.67%	8,403	8,074	8,074	I/O	1/9/2028
Industrial	Oregon	12/12/2025	7.46%	7,500	6,647	6,647	I/O	1/9/2030
Multifamily	Nevada	12/16/2025	6.81%	10,000	10,000	10,000	I/O	1/9/2031
Industrial	Texas	12/16/2025	7.41%	7,500	5,633	5,633	I/O	1/9/2031
Hospitality	Florida	12/19/2025	7.76%	7,500	7,500	7,500	I/O	1/9/2031
Industrial	California	12/19/2025	7.46%	7,500	6,454	6,454	I/O	1/9/2030
Multifamily	Utah	12/23/2025	6.36%	7,500	7,500	7,500	I/O	1/9/2028
Industrial	Various	12/23/2025	6.84%	10,000	10,000	10,000	I/O	1/9/2031
Industrial	Florida	12/29/2025	7.06%	7,500	6,289	6,289	I/O	1/9/2031
Multifamily	North Carolina	12/29/2025	7.16%	13,704	12,000	12,000	I/O	1/9/2031
Multifamily	North Carolina	12/30/2025	7.16%	7,500	7,477	7,477	I/O	1/9/2031
Multifamily	North Carolina	12/30/2025	7.36%	7,500	6,424	6,424	I/O	1/9/2031
Multifamily (5)	Various	9/16/2025	6.81%	14,066	14,066	14,066	I/O	10/9/2029
Multifamily (5)	Colorado	9/25/2025	6.31%	15,068	15,068	15,068	I/O	10/9/2030
Multifamily	Florida	2/9/2026	7.41%	27,400	27,400	27,400	I/O	2/9/2031
Industrial	Virginia	2/12/2026	6.76%	7,500	6,964	6,964	I/O	2/9/2031
Multifamily	Texas	2/27/2026	6.61%	7,500	7,500	7,500	I/O	3/9/2031
Industrial	Massachusetts	2/26/2026	6.96%	10,000	8,724	8,724	I/O	3/9/2031
Multifamily	California	3/4/2026	6.66%	7,500	7,105	7,105	I/O	3/9/2029
Multifamily	North Carolina	3/11/2026	6.71%	7,500	7,500	7,500	I/O	3/9/2030
Multifamily	Texas	3/27/2026	6.51%	10,000	10,000	10,000	I/O	4/9/2031
Mixed Use	North Carolina	4/14/2026	6.61%	10,000	10,000	10,000	I/O	5/9/2031
Multifamily	North Carolina	4/27/2026	6.86%	7,500	7,500	7,500	I/O	5/9/2031
Multifamily	Texas	4/29/2026	6.71%	7,500	6,829	6,829	I/O	5/9/2031
Multifamily	Utah	4/30/2026	6.56%	7,500	7,500	7,500	I/O	5/9/2030
Mixed Use	Washington	5/6/2026	6.86%	7,500	7,017	7,017	I/O	5/9/2029
Multifamily	Florida	5/20/2026	6.41%	14,751	14,751	14,751	I/O	6/9/2031
Multifamily	North Carolina	5/21/2026	6.76%	7,514	7,514	7,514	I/O	6/9/2031
Multifamily	Arizona	5/28/2026	6.41%	7,500	7,500	7,500	I/O	6/9/2031
Multifamily	New York	6/1/2026	6.66%	7,500	7,500	7,500	I/O	6/9/2029
Industrial	Maryland	6/3/2026	7.01%	11,203	10,048	10,048	I/O	6/9/2031
Multifamily	Arizona	6/4/2026	6.60%	7,500	7,379	7,379	I/O	6/9/2031
Multifamily	South Carolina	6/5/2026	6.36%	7,500	7,389	7,389	I/O	6/9/2029
Multifamily	Virginia	6/18/2026	6.91%	7,500	4,592	4,592	I/O	7/9/2031
Multifamily	Texas	6/29/2026	6.41%	7,500	7,500	7,500	I/O	7/9/2031
Industrial	Texas	6/30/2026	6.56%	7,500	6,455	6,455	I/O	7/9/2031
Retail	Various	7/1/2026	7.16%	7,490	7,490	7,490	I/O	7/9/2029
Multifamily	Texas	7/27/2026	6.41%	9,478	9,478	9,478	I/O	8/9/2031
Multifamily	New Jersey	7/31/2026	6.16%	7,500	7,500	7,500	I/O	8/9/2028
Multifamily	North Carolina	8/13/2026	6.26%	7,500	7,500	7,500	I/O	9/9/2031
Multifamily	South Carolina	8/13/2026	6.41%	7,500	7,500	7,500	I/O	9/9/2031
Multifamily	North Carolina	8/13/2026	6.26%	7,500	7,500	7,500	I/O	9/9/2031
Multifamily	Arizona	8/13/2026	6.01%	7,500	7,500	7,500	I/O	9/9/2031
Multifamily	Florida	8/20/2026	6.66%	7,500	7,500	7,500	I/O	9/9/2031
Multifamily	Florida	8/20/2026	6.66%	2,935	2,935	2,935	I/O	9/9/2031
Multifamily	Tennessee	8/20/2026	7.16%	20,375	20,375	20,375	I/O	9/9/2031
Hospitality	California	8/31/2026	7.16%	7,500	7,356	7,356	I/O	9/9/2031
Multifamily	Arizona	9/9/2026	6.46%	7,500	7,379	7,379	I/O	9/9/2031
Multifamily	Texas	9/18/2026	6.51%	7,500	7,500	7,500	I/O	10/9/2031
Industrial	California	9/25/2026	6.91%	9,110	8,098	8,098	I/O	10/9/2031
Multifamily	Texas	9/30/2026	6.76%	7,500	7,500	7,500	I/O	10/9/2031
Multifamily	Texas	3/26/2025	21.25%	4,596	1,979	1,979	I/O	10/9/2029
Multifamily (4)	California	5/8/2025	14.00%	5,098	—	—	I/O	5/9/2029
Multifamily	Tennessee	8/18/2025	17.25%	5,949	1,386	1,386	I/O	9/9/2030

Multifamily	New York	11/14/2025	10.93%	1,799	1,799	1,799	I/O	11/9/2030
Multifamily	New York	12/1/2025	8.43%	1,351	1,344	1,344	I/O	12/9/2030
Multifamily	Texas	12/12/2025	14.37%	1,218	1,170	1,170	I/O	1/9/2028
Retail	Various	7/1/2026	13.62%	972	972	972	I/O	7/9/2029
				$929,313	$850,806	$850,806
(1)Represents the interest rate for each loan at September 30, 2026. Loans earn interest at the one-month term SOFR plus spread. At September 30, 2026, the one-month SOFR was 3.91%.
(2)Loan amounts consist of outstanding principal balance plus funded loan commitments for each loan.
(3)Maximum maturity date assumes all extension options are exercised by the borrower, however, loans may be prepaid prior to such date. Extension options are subject to satisfaction of certain predefined conditions as defined in the respective loan agreements.
(4)Loan has a fixed rate of 14%.
(5)These loans were acquired as part of internal acquisitions in Q1 2026 so the origination date herein is the original funding date. For more details please refer to Note 3 - Related Party Transactions - Loan Acquisition Transactions to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Investments in Real Estate Securities
The following table details the statistics of our real estate securities portfolio as of September 30, 2026:

	CMBS Bonds
($ in thousands)	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate (1)	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
September 30, 2026	20	1 month SOFR	7.23%	3.09	$149,331	$149,101
Financing Activities

We finance the majority of our loan portfolio through repurchase agreements and collateralized loan obligations. As of September 30, 2026, we had nine repurchase agreement facilities that bear interest at one-month term SOFR plus a spread. At September 30, 2026, the one-month SOFR was 3.91%. These repurchase facilities had a weighted average borrowing rate of 5.25% at September 30, 2026.

The table below summarizes our repurchase agreement borrowings at September 30, 2026:

(in thousands, except interest rates)
Description	Weighted Average Interest Rate (1)	Maximum Facility Size	Available Capacity	Debt Amount Outstanding	Fair Value of Debt	Fair Value of Collateral	Current Maturity Date	Maximum Maturity Date (2)
FBRED REIT BWH Seller, LLC	5.76%	$250,000	$242,000	$8,000	$8,000	$10,000	5/8/2028	5/8/2030
FBRED REIT JWH Seller, LLC	7.16%	250,000	246,466	3,534	3,534	5,437	3/18/2027	3/18/2030
FBRED REIT WWH Seller, LLC	5.31%	250,000	244,097	5,903	5,903	7,379	7/30/2027	7/30/2030
FBRED REIT AWH Seller, LLC	6.66%	100,000	82,123	17,877	17,877	24,665	12/16/2026	12/16/2027
FBRED REIT MSWH Seller, LLC	—%	125,000	125,000	—	—	—	5/27/2029	5/27/2031
FBRED REIT GSWH Seller, LLC	—%	125,000	125,000	—	—	—	9/15/2028	9/15/2029
FBRED REIT High Yield Securities, LLC - JPM (3)	4.90%	N/A	N/A	88,648	88,648	111,946	30 days	30 days
FBRED REIT High Yield Securities - Lucid (3)	4.95%	N/A	N/A	17,419	17,419	21,384	30 days	30 days
FBRED REIT High Yield Securities, LLC - Barclays (3)	—%	N/A	N/A	—	—	—	30 days	30 days
Total	5.25%			$141,381	$141,381	$180,811
(1)Represents the weighted average interest rate at September 30, 2026.
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
During the three months ended September 30, 2026, the Company financed a pool of loans and loan participations from its existing loan portfolio through BSPDF 2026-FL5, contributing $725.2 million of commercial real estate loan investments to BSPDF 2026-FL5 and issuing $644.5 million of offered notes. The Company retained $80.7 million of the notes issued by BSPDF 2026-FL5. The rated notes bear interest at Term SOFR plus a spread. The notes had a weighted average borrowing rate of 5.48% at September 30, 2026.
As of September 30, 2026, we were in compliance with the covenants of our financing facilities.
Results of Operations
For the three and nine months ended September 30, 2026 and 2025, respectively, our results of operations consisted of:

	Three Months Ended September 30,			Nine months ended September 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Income
Interest income	$16,936	$4,896	$12,040	$41,621	$7,094	$34,527
Less: interest expense	(9,656)	(2,230)	(7,426)	(22,786)	(3,274)	(19,512)
Net interest income	7,280	2,666	4,614	18,835	3,820	15,015
Fee and other income	955	446	509	2,359	1,245	1,114
Total income	8,235	3,112	5,123	21,194	5,065	16,129
			—			—
Expenses			—			—
Administrative fees	714	464	250	1,978	1,984	(6)
General and administrative expenses	774	368	406	1,946	912	1,034
Financing fees	5,605	795	4,810	6,480	1,182	5,298
Management & performance fees - related party	1,110	482	628	2,944	569	2,375
Organizational cost	—	—	—	—	1,053	(1,053)
Accounting fees	189	168	21	569	555	14
Total expenses	8,392	2,277	6,115	13,917	6,255	7,662
			—			—
Other (loss) gain			—			—
Unrealized (loss) gain on real estate securities, at fair value	(217)	265	(482)	(530)	400	(930)
Total other (loss) gain	(217)	265	(482)	(530)	400	(930)
Net (loss) income	(374)	1,100	(1,474)	6,747	(790)	7,537
Net income attributable to non-controlling interest	(681)	—	(681)	(1,706)	—	(1,706)
Net (loss) income attributable to Franklin BSP Real Estate Debt, Inc.	(1,055)	1,100	(2,155)	5,041	(790)	5,831
Net (loss) income per common share, basic and diluted	$(0.09)	0.24	(0.33)	0.53	(0.23)	0.76
Weighted average common shares outstanding, basic and diluted	11,115,763	4,574,684	6,541,079	9,591,068	3,499,588	6,091,480
We commenced investing in commercial real estate loans in April 2025. There were no operations prior to April 2025. Net (loss) income attributable to common stockholders for the three and nine months ended September 30, 2026 was $(1.1) million and $5.0 million or $(0.09) and $0.53 per weighted average common share (basic), respectively.
•Total income for the three and nine months ended September 30, 2026 was $8.2 million and $21.2 million, respectively, compared to $3.1 million and $5.1 million for the three and nine months ended September 30, 2025, respectively. The $5.1 million and $16.1 million, respective increases over prior comparative periods were driven by the increase in real estate loan investments and real estate securities. Interest income increased $12.0 million and $34.5 million, respectively for the three and nine months ended September 30, 2026 compared to the comparative prior period. Interest expense increased $7.4 million and $19.5 million, respectively for the three and nine months ended September 30, 2026 compared to the comparative prior period and was driven by borrowings under the nine repurchase facilities, six of which were entered into after September 30, 2025 and the CLO executed during the three months ended September 30, 2026. Fee and other income increased $0.5 million and $1.1 million, respectively, for the three and nine months ended September 30, 2026 compared to the comparative prior period. These fees primarily relate to origination fees, exit fees and other fees earned. The increase during the nine months ended comparative period was primarily attributable to a full nine months of operations, as operations did not commence until April 1, 2025.

•Administrative fees for the three and nine months ended September 30, 2026, were $0.7 million and $2.0 million, respectively. These fees were predominately personnel and other Adviser costs of providing services pursuant to the Advisory Agreement. The $0.3 million increase over prior comparative three month ended period was driven by an increase in personnel costs.
•General and administrative expenses for the three and nine months ended September 30, 2026 were $0.8 million and $1.9 million, respectively. These fees related to services such as third party administrative fees, transfer agent fees, legal, filing fees, board of director compensation and valuation services. The increase of $0.4 million and $1.0 million, respectively, over prior comparative periods were due to an increase in third party administrative fees and valuation services due to the growth in the investment portfolio and an increase in transfer agent fees due to increased capital base.
•Financing fees for the three and nine months ended September 30, 2026 were $5.6 million and $6.5 million, respectively. These fees are related to the various debt obligations we entered into to fund loan originations and the CLO transaction costs. The increase of $4.8 million and $5.3 million, respectively, over prior comparative periods was primarily related to the CLO transaction that closed in August 2026.
•Management and performance fees - related party for the three and nine months ended September 30, 2026 were $1.1 million and $2.9 million, respectively. These fees represent fees incurred under the Advisory Agreement. The increase of $0.6 million and $2.4 million, respectively, over prior comparative periods was due to an increase in value of the investment portfolio.
•There were no Organizational costs for the three and nine months ended September 30, 2026. Organizational costs incurred during the nine months ended September 30, 2025 were related to costs incurred prior to the commencement of operations on April 1, 2025. No additional organizational costs have been recorded.
•Accounting fees for the three and nine months ended September 30, 2026 were $0.2 million and $0.6 million, respectively. These fees are related to audit and tax services for the Company. These fees were largely consistent with the prior comparative periods.
•Total other (loss) gain for the three and nine months ended September 30, 2026 was $(0.2) million and $(0.5) million, respectively. There was a decrease of $0.5 million and decrease of $0.9 million, respectively over prior comparative periods which were related to the remeasurement of the real estate securities at fair value.
•For the three and nine months ended September 30, 2026, Offering costs of $49,226 and $0.4 million respectively were incurred. Under GAAP, these costs are charged directly against stockholders’ equity. These costs have been advanced by the Adviser and paid on our behalf. In addition, for the three and nine months ended September 30, 2026 stockholder servicing fees were $0.5 million and $1.8 million, respectively, and were charged directly against stockholders’ equity. In comparison, for the three and nine months ended September 30, 2025, offering costs incurred were $0.1 million and $2.2 million, respectively and accrued stockholder servicing fees of $1.1 million and $1.8 million respectively, were charged directly against stockholders’ equity. The $1.8 million decrease in offering costs over the respective nine month ended prior comparative period was due to costs incurred marketing the sale of common stock of the Company prior to commencement of operations on April 1, 2025.
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

Since the initial closing of our private offering of our common stock occurred on April 1, 2025, we have issued common stock for a total of $321.8 million through November 12, 2026, including $11.9 million issued pursuant to the DRIP and repurchased $27.6 million through our share repurchase program. We expect to continue to have subsequent closings of common stock through our private offering on a monthly basis. We intend to promptly invest the net proceeds from each closing in our target assets consistent with our investment objectives. In addition, we have obtained, and expect to obtain additional, debt financing on our assets consistent with our financing strategy, and intend to use the proceeds to make additional investments in our target assets.
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
Beginning with our taxable year ended December 31, 2025, we elected to be taxed as and will operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, to qualify as a REIT, we must distribute at least 90% of our taxable income subject to certain adjustments and excluding capital gain, and we must distribute 100% of our taxable income to avoid federal income tax payment obligations. These requirements will restrict our ability to retain cash flow to fund future liquidity needs.
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
Our primary sources of liquidity include cash and available borrowings under our repurchase agreements. The following table summarizes amounts available under these sources at September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Cash	$89,125	$12,315
Available borrowings on undrawn repurchase agreements	1,064,685	540,832
Total available liquidity and capital resources	$1,153,810	$553,147
Contractual Obligations and Commitments
The following table shows our payment obligations for repayment of debt at September 30, 2026:

(in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Repurchase agreements	$106,067	$17,877	$17,437	$—	$141,381
Collateralized Loan Obligations	—	—	—	644,521	644,521
Total	$106,067	$17,877	$17,437	$644,521	$785,902

In the ordinary course of business, we may enter into future funding commitments. At September 30, 2026, we had unfunded commitments on delayed draw term loans of $78.5 million. At September 30, 2026 the Company’s unfunded commitments consisted of the following:

Investment Type	Total Commitment	Remaining Commitment
Senior Mortgage	$361,839	$66,174
Mezzanine	18,212	12,333
	$380,051	$78,507
Cash Flows
The following table summarizes the changes in cash and restricted cash during the nine months ended September 30, 2026 and 2025:

(in thousands)	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$16,470	$4,714
Net cash used in investing activities	(532,036)	(262,152)
Net cash provided by financing activities	594,317	288,547
Net increase in cash and restricted cash	$78,751	$31,109
Cash flows provided by operating activities were $16.5 million and were primarily due to interest income and origination fees earned on the loans receivable and real estate securities during the nine months ended September 30, 2026. Cash flows provided by operating activities increased $11.8 million compared to the nine months ended September 30, 2025. The increase was driven by a full nine months of operations in 2026, as operations did not commence until April 1, 2025, and the growing loan and real estate securities portfolio.
Cash flows used in investing activities were $532.0 million and were primarily related to the origination of loans and real estate securities during the nine months ended September 30, 2026. Cash flows used by investing activities increased $269.9 million compared to the nine months ended September 30, 2025. The increase was driven by a full nine months of operations in 2026, as operations did not commence until April 1, 2025, and the increase in loan originations and future fundings during the nine months ended September 30, 2026.
Cash flows provided by financing activities were $594.3 million and were primarily related to net proceeds received from repurchase agreements, collateralized loan obligations and issuance of common stock during the nine months ended September 30, 2026. Cash flows provided by financing activities increased $305.8 million compared to the nine months ended September 30, 2025. An increase in net borrowings under the Company’s nine repurchase agreements, compared to three repurchase agreements in place as of September 30, 2025, and the net proceeds from our first CLO transaction during the three months ended September 30, 2026, are the main drivers of the increase. The increase in cash flows provided by financing activities was offset by our repayment of obligations under certain of our repurchase agreements with a portion of the proceeds from the CLO issuance.
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
The initial closing of our private offering occurred on April 1, 2025, at which time we commenced our principal operations.
The following table summarizes our distributions declared during the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$7,598	48%	$966	35%
Reinvested in shares	8,238	52%	1,805	65%
Total distribution	$15,836	100%	$2,771	100%

Sources of Distributions
Cash flows from operating activities	$15,836	100%	$2,771	100%
Offering proceeds	—	—%	—	—%
Total sources of distribution	$15,836	100%	$2,771	100%

Net cash provided by operating activities	$16,470		$4,714

The table below details the net distribution per share declared for each of our common share classes for the nine months ended September 30, 2026:

Record Date	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I
January 30, 2026	$0.1667	$0.1618	$0.1504	$0.1667	$—
February 27, 2026	0.1900	0.1852	0.1736	0.1900	0.1900
March 31, 2026	0.1900	0.1852	0.1734	0.1900	0.1900
April 30, 2026	0.1900	0.1852	0.1730	0.1900	0.1900
May 29, 2026	0.1900	0.1856	0.1770	0.1900	0.1900
June 29, 2026	0.1900	0.1856	0.1737	0.1900	0.1900
July 31, 2026	0.1900	0.1854	0.1741	0.1900	0.1900
August 31, 2026	0.1900	0.1854	0.1737	0.1900	0.1900
September 30, 2026	0.1900	0.1854	0.1739	0.1900	0.1900
Totals	$1.6867	$1.6448	$1.5428	$1.6867	$1.5200
Related Party Transactions
We have entered into the Advisory Agreement with Benefit Street Partners, L.L.C. See Note 3 - Related Party Transactions to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Critical Accounting Estimates

There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. In connection with the financing on August 18, 2026, of a pool of loans and loan participations from our existing loan portfolio through BSPDF 2026-FL5, we have identified the following updates to our critical accounting policies and estimates. See Note 2 - “Summary of Significant Accounting Policies” of our Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q, for additional information.

Fair Value of Collateralized Loan Obligations
We measure our CLO notes at fair value. The fair value of the CLO notes is determined primarily using pricing information obtained from independent third-party pricing services. Such pricing generally incorporates observable market inputs, including prices for comparable securities, recent market transactions, dealer quotations, market credit spreads, benchmark yields and other relevant market information. Accordingly, our CLO notes are generally classified as Level 2 within the fair value hierarchy.
We evaluate third-party pricing to determine whether the prices received are reasonable and representative of fair value as of the measurement date. In performing this evaluation, we may consider available market information, including recent trading activity, changes in market yields and credit spreads, market liquidity, the credit quality and performance of the underlying loan collateral, and the CLO notes’ position within the capital structure.
Although we do not generally develop significant unobservable assumptions in determining the fair value of its Level 2 CLO notes, judgment is required in evaluating whether third-party pricing is representative of fair value. Changes in market conditions, including interest rates, credit spreads, market liquidity and the credit performance of the underlying collateral, may result in changes in the fair value of the CLO notes. We record any changes in fair values as Unrealized gain (loss) on collateralized loan obligations, net in our Consolidated Statements of Operations.
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
The following table details the major components of our NAV as of September 30, 2026 and December 31, 2025, respectively:

(in thousands, except share data)
Components of NAV	September 30, 2026	December 31, 2025
Loans receivable, at fair value	$850,806	$372,276
Real estate securities, at fair value	149,101	103,668
Cash	89,125	12,315
Restricted cash	9,530	7,589
Interest receivable	3,130	1,016
Prepaid expenses and other assets (1)	14,411	1,296
Due from affiliate	—	615
Repurchase agreements, at fair value	(141,381)	(292,032)
Collateralized loan obligations, at fair value	(644,521)	—
Interest payable	(1,572)	(623)
Subscription received in advance	(9,139)	(7,589)
Due to affiliates (2)	(2,643)	(2,282)
Accrued stockholder servicing fees (3)	(58)	(33)
Distribution payable	(2,150)	(1,164)
Share repurchase payable	(13,800)	—
Other accrued liabilities	(1,322)	(1,128)
Non-controlling interest	(27,025)	(14,848)
NAV	$272,492	$179,076
Number of outstanding shares (all classes)	11,062,342	$7,179,677
(1)Other assets represents exit fee receivable and unamortized debt facility costs. In accordance with the fair value option under GAAP, direct costs incurred in the establishment of debt facilities are expensed at the time the facilities are established. For purposes of NAV, these costs are capitalized and amortized over the life of the debt facility, therefore included in the above amount.
(2)Due to affiliates excludes $4.5 million advanced by the Adviser for organizational, offering and operating expenses and $3.4 million of operating expenses deferred by the Adviser under the Advisory Agreement.

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
The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2026:

(in thousands, except share amounts and per share data)	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Total
Net Asset Value	$155,368	$44,784	$71,716	$240	$384	$272,492
Number of outstanding shares	6,287,662	1,826,803	2,922,647	9,641	15,589	11,062,342
NAV per share	$24.71	$24.51	$24.54	$24.88	$24.61	$24.63
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
The following table reconciles GAAP stockholders’ equity per our Consolidated Balance Sheets to our NAV at September 30, 2026 and December 31, 2025, respectively:

(in thousands)	September 30, 2026	December 31, 2025
Stockholders' equity	$254,502	$170,913
Adjustments:
Advanced organization, offering and operating costs	4,512	4,813
Accrued stockholder servicing fees not currently payable (1)	3,809	2,385
Deferred operating expenses (2)	3,359	—
Unamortized debt issuance costs	6,310	965
NAV	$272,492	$179,076
(1)We have accrued stockholder servicing fees totaling $3.9 million of which approximately $58,082 is currently payable to the Dealer Manager as of September 30, 2026.
(2) Includes operating expenses which were deferred by the Adviser through September 30, 2026, pursuant to the Advisory Agreement.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common Stockholders during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
GAAP Net (Loss) Income	$(374)	$1,100	$6,747	$(790)
Adjustments:
Unrealized gain on real estate securities, at fair value	87	(265)	212	(400)
Advanced organization and operating costs(1)	(123)	—	(245)	2,450
Deferred operating expenses(3)	1,183	—	3,358	—
Unamortized debt issuance costs(2)	5,011	674	5,344	1,030
Distributable Earnings	5,784	1,509	15,416	2,290
Net Income attributable to Non-Controlling Interest	(681)	—	(1,706)	—
Distributable Earnings to Common Stockholders	$5,103	$1,509	$13,710	$2,290
Weighted average common shares outstanding, basic and diluted	11,115,763	4,574,684	9,591,068	3,499,588
Distributable Earnings per common share, basic and diluted	$0.46	$0.33	$1.43	$0.65

(1) Includes organizational and other operating expenses which were advanced by the Adviser for the three months ended September 30, 2026, pursuant to the Advisory Agreement.
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
(3) Includes operating expenses which were deferred by the Adviser through September 30, 2026, pursuant to the Advisory Agreement.

The following table provides a breakdown of our total Distributable Earnings and Distributable Earnings per share by class as for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
(in thousands, except share and per share amounts)	Class G	Class G-D	Class G-S	Class E	Class I	Total
Distributable Earnings	$2,797	$1,017	$1,280	$5	$4	$5,103
Weighted average common shares outstanding, basic and diluted	6,096,049	2,210,329	2,790,272	9,587	9,526	11,115,763
Distributable Earnings per common share, basic and diluted	$0.46	$0.46	$0.46	$0.56	$0.41	$0.46

	Nine Months Ended September 30, 2026
(in thousands, except share and per share amounts)	Class G	Class G-D	Class G-S	Class E	Class I	Total
Distributable Earnings	$7,474	$3,047	$3,165	$16	$8	$13,710
Weighted average common shares outstanding, basic and diluted	5,230,880	2,121,624	2,223,310	8,985	6,270	9,591,069
Distributable Earnings per common share, basic and diluted	$1.43	$1.44	$1.42	$1.74	$1.29	$1.43
The following table provides a breakdown of our total Distributable Earnings and Distributable Earnings per share by class for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
(in thousands, except share and per share amounts)	Class G	Class G-D	Class G-S	Class E	Class I	Total
Distributable Earnings	$786	$439	$282	$2	$—	$1,509
Weighted average common shares outstanding, basic and diluted	2,428,557	1,488,212	653,177	4,738	—	4,574,684
Distributable Earnings per common share, basic and diluted	$0.32	$0.29	$0.43	$0.48	$—	$0.33

	Nine Months Ended September 30, 2025
(in thousands, except share and per share amounts)	Class G	Class G-D	Class G-S	Class E	Class I	Total
Distributable Earnings	$1,315	$749	$224	$2	$—	$2,290
Weighted average common shares outstanding, basic and diluted	1,945,254	1,186,639	365,313	2,382	—	3,499,588
Distributable Earnings per common share, basic and diluted	$0.68	$0.63	$0.61	$0.65	$—	$0.65

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2026, we were not subject to any material legal proceedings.

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
The following table details the common shares sold pursuant to our ongoing private offering, including the DRIP, for the three months ended September 30, 2026:

(in thousands, except share amounts)	Number of Common Shares Sold
Date Shares Sold	Common Shares Class G	Common Shares Class G-D	Common Shares Class G-S	Common Shares Class E	Common Shares Class I	Aggregate Consideration (1)
July 1, 2026	257,757	78,479	173,382	—	872	$12,688
July 14, 2026 (DRIP)	20,925	7,954	7,940	36	32	$915
August 1, 2026	130,133	85,009	124,372	—	48	$8,414
August 14, 2026 (DRIP)	21,949	8,171	8,961	36	32	$969
September 1, 2026	248,755	102,031	142,796	—	8,903	$12,443
September 14, 2026 (DRIP)	22,851	8,723	9,416	37	32	$1,015
Total	702,370	290,367	466,867	109	9,919	$36,444
(1) Includes upfront selling commissions and placement fees of $58,888 on the Class G-S common shares.

The following table details the common shares repurchased for the three months ended September 30, 2026:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(4)
July 1 - July 31	—	—	—	—
August 1 - August 31	20,267	24.89	20,267	21,069
September 1 - September 30	560,894	24.60	560,894	60,828
Total	581,161	$24.61	581,161	81,897
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

The Company previously disclosed that it expected certain non-U.S. investors to invest indirectly in the common stock of the Company through a series of entities established for non-U.S. investors (the “Offshore Access Feeder”). The Company has not sold any shares to the Offshore Access Feeder and has determined that it no longer intends to use the Offshore Access Feeder in connection with its offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
(a) List of documents filed:
(1) The Financial Statements of the Company. (See Item 1 above.)
(2) Exhibits

Exhibit Number	Exhibit Description
4.1*
Indenture, dated as of August 18, 2026, by and among BSPDF 2026-FL5 Issuer, LLC, FBRED REIT Real Estate Debt OpCo, LLC, as advancing agent, Wilmington Trust, National Association, as trustee and Computershare Trust Company, as note administrator and custodian

10.1*	Master Repurchase Agreement between FBRED REIT GSWH Seller LLC and Goldman Sachs Bank USA, dated September 15, 2026
10.2*	Guarantee between FBRED REIT GSWH Seller, LLC and Goldman Sachs Bank USA, dated September 15, 2026
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Franklin BSP Real Estate Debt, Inc.

Date	Signature	Title

November 12, 2026	By: /s/ Jerome S. Baglien Jerome S. Baglien	President, Chief Financial Officer and Chief Operating Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)